Form 10-K
period 1998-01-31
GRAND COURT LIFESTYLES INC
filed 1998-04-30
CIK 1016741

FORM 10-K
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
          (Mark One)

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED    JANUARY 31, 1998


                                          OR

          [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM               TO
                                         ------------     -------------

          COMMISSION FILE NUMBER: 0-21249

                             GRAND COURT LIFESTYLES, INC.
                (Exact name of registrant as specified in its charter)

                    Delaware                      22-3423087
               (State or other jurisdiction of    (I.R.S. Employer
               incorporation or organization)     Identification No.)

          2650 North Military Trail,                   33431
          Suite 350, Boca Raton, Florida          (Zip code)
          (Address of principal
          executive offices)

          Registrant's telephone number, including area code  (561) 997-0323

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class     Name of each exchange on which registered
          -------------------     -----------------------------------------

                None                               None

          Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $.01 par value
                                   (Title of class)


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes          No   X  .
                                                  ----        -----

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (<section>229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
          this Form 10-K or any amendment to this Form 10-K. [    ]

          The aggregate market value of the common stock held by nonaffiliates of the registrant was $32,738,686.88 at April 29, 1998.

          On April 29, 1998, the Company had 17,800,000 shares of common stock outstanding.

                             GRAND COURT LIFESTYLES, INC.
                         INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE FISCAL YEAR ENDED January 31, 1998


                                                                       PAGE


          PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

          Item 1.  Business . . . . . . . . . . . . . . . . . . . . . .   2
          Item 2.  Properties . . . . . . . . . . . . . . . . . . . . .  16
          Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . .  19
          Item 4.  Submission of Matters to a Vote of Security Holders   20

          PART II . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
          Item 5.  Market for Registrant's Common Equity and Related
                   Stockholder matters  . . . . . . . . . . . . . . . .  20
          Item 6.  Selected Financial Data  . . . . . . . . . . . . . .  21
          Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . . . .  23
          Item 8.  Financial Statements and Supplementary Data  . . . .  40
          Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure  . . . . . . . .  60

          PART III  . . . . . . . . . . . . . . . . . . . . . . . . . .  60
          Item 10.  Directors and Executive Officers of the Registrant   60
          Item 11.  Executive Compensation  . . . . . . . . . . . . . .  63
          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management  . . . . . . . . . . . . . . . . . . . .  65
          Item 13.  Certain Relationships and Related Transactions  . .  66

          PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . .  67
          Item 14.  Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K . . . . . . . . . . . . . . . .  67

                                        PART I

            This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K at
          Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Safe Harbor for Forward-Looking Statements." Forward-looking statements are all statements other than statements of historical fact, including without limitation those that are identified by the use of the words "anticipates", "estimates", "expects", "intends", "believes", and similar expressions. Unless the context otherwise requires, (i) all references herein to a "Fiscal" year refer to the fiscal year beginning on February 1 of that year (for example, "Fiscal 1995" refers to the fiscal year beginning on February 1, 1995) and (ii) all references to the Company, include the Company, its subsidiaries and its predecessors taken as a whole.

          ITEM 1.  BUSINESS

          GENERAL

            Grand Court Lifestyles, Inc. (the "Company") is a Delaware corporation formed in 1996 to consolidate substantially all of the assets of its predecessors, J&B Management Company, Leisure Centers, Inc. and their affiliates. The Company is a fully integrated provider of adult living accommodations and services which acquires, develops and manages adult living communities. The Company's revenues have been and are expected to continue to be, primarily derived from sales of partnership interests ("Syndications") of partnerships it organizes to acquire existing adult living communities. The Company has established a new development program pursuant to which it is building new adult living communities, which it owns directly or operates pursuant to long-term leases. The Company does not intend to Syndicate the adult living communities constructed pursuant to its new development program. To the extent the Company successfully implements its new development program for the construction of new adult living communities, it anticipates that the percentage of revenues derived therefrom will increase. The Company manages adult living communities which have been acquired utilizing Syndications. The Company also manages adult living communities it directly owns or operates under long-term leases. The Company is one of the largest managers of adult living communities in the United States, operating communities offering both independent- and assisted-living services.

            The Company currently manages 37 Syndicated adult living communities containing 5,261 adult living apartment units in 12 states in the Sun Belt and the Midwest. The Company also manages one Syndicated nursing home containing 57 beds. One of the Syndicated adult living communities the Company operates also contains 70 skilled nursing beds. In addition, the Company manages (i) two newly developed adult living communities containing 268 units which it owns and (ii) two newly developed adult living communities containing 284 units which it operates under long-term leases. These four adult living communities were developed and constructed pursuant to the Company's development program. The Company has approximately 1,900 employees and directly conducts the day-to-day operations of the adult living communities it manages. At April 10, 1998 the Syndicated communities managed by the Company had an average occupancy rate of approximately 91%. The four newly developed communities are all in their initial lease-up phase. The Company's operating objective is to provide high-quality, personalized living services to senior residents, primarily persons over the age of
          75. To the extent that the Company continues to successfully implement the development plan described below, the Company anticipates that the percentage of its revenues derived from Syndications would decrease and the percentage of revenues derived from newly constructed adult living communities would increase and, the Company believes, over time, become the primary source of the Company's revenues.

            Prior to 1986, the Company acquired, developed, arranged for the Syndication of, and in most cases managed, 170 multi-family properties containing approximately 20,000 apartment units, primarily in the Sun Belt and the Midwest. The Company is no longer engaged in the acquisition, development, Syndication or management of multi-family properties and the Company does not presently intend to do so in the future. The Company's only involvement with multi-family properties is as a holder of notes and receivables from the partnerships that own 128 multi-family properties containing 13,886 apartment units (the "Multi-Family Properties"), which notes and receivables are paid from the cash flow and sale or refinancing proceeds these properties generate.

          As of January 31, 1998, the recorded value, net of deferred income, of these notes on the Company's Consolidated Balance Sheets was $107.3 million and the recorded amount of these receivables was $58.7 million.

            Historically, the Company has arranged for the acquisition of adult living properties by utilizing mortgage financing and by arranging Syndications of 41 limited partnerships ("Investing Partnerships") formed to acquire interests in the 37 other partnerships that own the Syndicated adult living communities and the Syndicated nursing home ("Owning Partnerships") managed by the Company. These 37 Syndicated adult living communities and one nursing home are owned by the respective Owning Partnerships and not by the Company. The Company is the managing general partner of all but one of the Owning Partnerships. The Company is also the general partner of 32 of the 41 Investing Partnerships.

            In a typical Syndication, the Company identifies an adult living community suitable for acquisition and forms an Owning Partnership (in which it is the managing general partner and initially owns all of the partnership interests) to acquire the property. An Investing Partnership is also formed ( in which the Company is also the general partner with a 1% interest) to purchase from the Company a 99% partnership interest in the Owning Partnership (the "Purchased Interest"), leaving the Company with a 1% interest in each of the Owning Partnership and the Investing Partnership. The purchase price for the Purchased Interest is paid in part in cash and in part by a note from the Investing Partnership with a term of approximately five years ( a "Purchase Note"). Limited partners purchase partnership interests in the Investing Partnership by agreeing to make capital contributions over approximately five years to the Investing Partnership, which allows the Investing Partnership to pay the purchase price for the Purchased Interest, including the Purchase Note. Limited Partners are typically permitted to pre-pay their scheduled capital contributions. The limited partnership agreement of the Investing Partnership provides that the limited partners are entitled to receive, for a period not to exceed five years, distributions equal to between 11% and 12% per annum of their then paid-in scheduled capital contributions. Although the Company incurs certain costs in connection with acquiring the community and arranging for the Syndication of partnership interests in the Investing Partnership, the Company makes a profit on the sale of the Purchased Interest. In addition, as part of the purchase price paid by the Investing Partnership for the Purchased Interest, the Company receives a 40% interest in sale and refinancing proceeds after certain priority payments to the limited partners.

            The Company also enters into a management contract with the Owning Partnership pursuant to which the Company agrees to manage the adult living community. As part of the management fee arrangements, the management contract requires the Company, for a period not to exceed five years, to pay to the Owning Partnership (to the extent that cash flows generated by the property are insufficient) amounts sufficient to fund (i) any operating cash deficiencies of such Owning Partnership and (ii) any part of the specified rate of return to limited partners not paid from cash flow from the related property (which the Owning Partnerships distribute to the Investing Partnerships for distribution to limited partners) (collectively, the "Management Contract Obligations"). The Company, therefore, has no direct obligation to pay specified returns to limited partners. Rather, the Company is obligated pursuant to the management contract to pay to the Owning Partnership amounts sufficient to make the specified returns to the limited partners, to the extent the cash flows generated by the property are insufficient to do so. The Owning Partnership then distributes these amounts to the Investing Partnership which, in turn, distributes these amounts to the limited partners. As a result of the Management Contract Obligations, the Company essentially bears the risks of operations and financial viability of the related property for such five-year period. The management contract, however, rewards the Company for successful management of the property by allowing the Company to retain as an incentive management fee any cash flow generated by the property in excess of the amount needed to satisfy the Management Contract Obligations. After the initial five-year period, the limited partners are entitled to the same specified rate of return, but only to the extent there is sufficient cash flow from the property. Any amounts of cash flow available after payment of the specified return to limited partners are shared as follows: 40% to the Company as an incentive management fee and 60% for distribution to the limited partners. The management contract is not terminable during this five-year period and is terminable thereafter by either party upon thirty to sixty days notice.

            The management contract with each Owning Partnership requires the Company to manage and operate the day-to-day operations of the adult living community. Under each management contract, the Company acts as an independent contractor. Required services performed by the Company for each community include marketing and advertising; renting apartment units and collecting rents and charges; providing independent and assisted living services (including providing meals, activities, transportation and, for assisted-living residents, assistance with activities of daily living ("ADLs")); hiring, paying and supervising the on-site employees; maintaining the property; purchasing supplies; and preparing operating budgets and reports. Although the Company has the right to sub-contract for such services, the Company directly performs such services utilizing employees of the Company.

            All Syndicated adult living communities and the Syndicated nursing home are managed by the Company in its capacity as property manager and, for all but one of the related Owning Partnerships, as managing general partner. Because the Company serves as both the managing general partner and the property manager, it receives partnership administration fees and property management fees. As the managing general partner of these partnerships, the Company generally has full authority and power to act for the partnerships as if it were the sole general partner. The Company has fiduciary responsibility for the management and administration of these partnerships and, subject to certain matters requiring the consent of the other partners such as a sale of the related property, may generally, on behalf of the partnerships, borrow money, execute contracts, employ persons and services, compromise and settle claims, determine and pay distributions, prepare and distribute reports, and take such other actions which are necessary or desirable with respect to matters affecting the partnerships or individual partners.

            The Company intends to continue to arrange for future acquisitions of existing adult living communities by utilizing mortgage financing and by arranging Syndications, and anticipates acquiring between six and twelve communities during the next two years. The Company does not intend to Syndicate it's newly developed adult living communities, which it will own and operate or operate pursuant to long-term leases.

            Current demographic trends suggest that demand for both independent-living and assisted-living services will continue to grow. According to U.S. Bureau of Census data, the Company's target market, people over age 75, is one of the fastest growing segments of the U.S. population and is projected to increase by more than 24% to 16.3 million between 1990 and 2000. While the population of seniors grows, other demographic trends suggest that an increasing number of them will choose adult living centers as their residences. According to U.S. Bureau of Census data, the median net worth of householders over age 75 has increased to over $75,000. At the same time, the Census shows that the number of seniors living alone has increased, while women, who have been the traditional care-givers, are more likely to be working and unable to provide care in the home. The Company believes that many seniors find that adult living centers provide them with a number of services and features that increasingly they are unable to find at home, including security, good nutritious food and companionship. Furthermore, the National Long Term Care Surveys, a Federal study that regularly surveys close to 20,000 people aged 65 and older, indicate that, despite the growth in the elderly population, the percentage of elderly that are disabled and need assistance with ADLs has decreased substantially and is expected to continue to decrease. This suggests that demand for independent living communities will increase in the future.

            Assisted-living supplements independent-living services with assistance with ADLs in a cost effective manner while maintaining residents' independence, dignity and quality of life. Such assistance consists of personalized support services and health care in a non-institutional setting designed to respond to the individual needs of the elderly who need assistance but who do not need the level of health care provided in a skilled nursing facility.

            The Company has instituted a development plan pursuant to which it has completed construction of four adult living communities, is nearing completion of the construction of three additional communities, has commenced construction on one additional community and intends to commence construction on between 30 and 34 additional new adult living communities over the next two years. The Company plans to own or lease pursuant to long-term operating leases or similar arrangements the adult living communities that will be developed under the plan. The Company will manage and operate each of the newly developed communities. The Company does not intend to Syndicate any of its newly-developed adult living communities. The Company estimates that the cost of developing each new adult living community (including reserves necessary to carry the community through its lease up period) utilizing mortgage financing will be approximately $9.5 million and utilizing long-term lease financing will be approximately $10 million. The Company expects to complete the construction of three of the four communities currently under construction by the end of the first quarter of fiscal 1998 and expects to complete the construction of the remaining community under construction by the end of fiscal 1998. These four adult living communities, along with the four communities whose construction is already completed pursuant to the development plan, contain an aggregate of approximately 1,150 adult living apartment units. The 30 to 34 additional new communities which the Company intends to commence construction on over the next two years will contain between 4,260 and 4,828 additional adult living apartment units. Each new community to be developed by the Company will offer both independent and assisted-living services.

            The first new communities being constructed pursuant to the Company's development plan are in Texas. The Company has obtained development financing from Capstone Capital Corporation ("Capstone") pursuant to which Capstone is providing up to $39 million for development of four new adult living communities that will be operated by the Company pursuant to long-term leases with Capstone. The Company has completed construction on two of these communities in El Paso and San Angelo, Texas, respectively, and is nearing completion of construction on the remaining two communities which are located in Wichita Falls, and Abilene, Texas, respectively. The Company has completed construction with mortgage financing for up to $7 million on an adult living community in Corpus Christi, Texas, and has completed construction with mortgage financing for up to $7.3 million on an adult living community in Temple, Texas. The Company is also nearing completion of construction, with mortgage financing for up to $7.6 million, of an adult living community in Round Rock, Texas. The Company has commenced construction on one additional site in Tyler, Texas with mortgage financing of $7.1 million. The Corpus Christi and Temple communities are owned and operated directly by the Company and the Round Rock and Tyler facilities are owned and, upon completion, will be operated directly by the Company. The Company has acquired additional sites in Amarillo and South Shore, Texas, holds options to acquire one additional site in Texas and one additional site in Kansas and is negotiating with several additional lenders to obtain financing to develop these four sites.

            Upon the completion of construction of each adult living community developed and constructed pursuant to the Capstone Development Agreement, and upon the satisfaction of certain other conditions, the Company will be the lessee under long-term lease arrangements with Capstone which provide financing for development of four of the newly developed adult living communities. The initial term of each lease, which begins upon the completion of a facility and meeting of other criteria, is 15 years with three five-year extension options. Under the terms of each lease, the Company has the option to acquire the community after operating the community for four years. The option price is equal to the sum of 100% of the cost incurred to develop the property and an additional 20% of such cost (which declines by 2 percentage points per year but in no event declines below 10%). The initial lease rate is 350 basis points in excess of the ten-year Treasury Bill yield (but in no event less than 9.75% per annum). The lease rate has an annual upward adjustment equal to 3% of the previous year's rent. The four leases have cross-default provisions. Each lease is a triple net lease, as the Company is responsible for all costs, including but not limited to maintenance, repair, insurance, taxes, utilities, and compliance with legal and regulatory requirements. If a community is damaged or destroyed, the Company is required to restore the community to substantially the same condition it was in immediately before such damage or destruction, or acquire the facility for the option price described above.

            The Company generally plans to concentrate on developing projects in only a limited number of states at any given time. The Company believes that this focus will allow it to realize certain efficiencies in the development and management of communities. The effectuation of the development plan will expose the Company to additional risk. These risks include, but are not limited to, the Company's anticipation that the construction of each community will require approximately 12 months and that each newly constructed community will incur start-up losses for at least nine months after commencing operations. In addition, there can be no assurance that newly constructed communities will generate positive cash flow or that the Company will not suffer delays or cost overruns in instituting its development plan.

            The Company's adult living communities offer personalized assistance, supportive services and selected health care services in a professionally managed group living environment. Residents may receive individualized assistance which is available 24 hours a day, and is designed to meet their scheduled and unscheduled needs. The services for independent- living generally include three restaurant-style meals per day served in a common dining room, weekly housekeeping and flat linen service, social and recreational activities, transportation to shopping and medical appointments, 24-hour security and emergency call systems in each unit. The services for assisted-living residents generally include those provided to independent-living residents, as supplemented by assistance with ADLs including eating, bathing, dressing, grooming, personal hygiene and ambulating; health monitoring; medication management; personal laundry services; and daily housekeeping services.

            The Company focuses exclusively on "private-pay" residents, who pay for housing or related services out of their own funds or through private insurance, rather than relying on the few states that have enacted legislation enabling assisted-living facilities to receive Medicare funding similar to funding generally provided to skilled nursing facilities. The Company intends to continue its "private-pay" focus as it believes this market segment is, and will continue to be, the most profitable. This focus will enable the Company to increase rental revenues as demographic pressure increases demand for adult living communities and avoid potential financial difficulties it might encounter if it were dependent on Medicare or other government reimbursement programs that may suffer from health care reform, budget deficit reduction or other pending or future government initiatives.

          PARTNERSHIP OFFERINGS

            The Company has arranged for the acquisition of the Syndicated adult living communities and one Syndicated nursing home that it manages by utilizing mortgage financing and Syndications of the Investing Partnerships formed to acquire investments in the Owning Partnerships that own these properties. The Company is the managing general partner of all but one of the Owning Partnerships that own the Syndicated adult living communities and one Syndicated nursing home. The Company manages all of the Syndicated adult living communities and the one Syndicated nursing home in its portfolio. The Company is also the general partner of 32 of the 41 Investing Partnerships. The Company has a participation in the cash flow, sale proceeds and refinancing proceeds of the Syndicated adult living communities after certain priority payments to the limited partners. In a typical Syndication, an Owning Partnership is organized by the Company to acquire a property which the Company has identified and selected based on a broad range of factors. Generally, 99% to 100% of the partnership interests in an Owning Partnership initially are owned by the Company. An Investing Partnership is formed as a limited partnership for the purpose of acquiring all or substantially all of the total partnership interests in the Owning Partnership owned by the Company (the "Purchased Interest"). Limited partnership interests in the Investing Partnership are sold to investors in exchange for (i) all cash or
          (ii) a cash down payment and full recourse promissory notes (an "Investor Note"). In the case of an investor that does not purchase a limited partnership interest for all cash, the investor's limited partnership interest (a "Limited Partnership Interest") serves as collateral security for that investor's Investor Note. Under the terms of an agreement (a "Purchase Agreement"), the Investing Partnership purchases from the Company the Purchased Interest partially with cash raised from the cash down payment made by its investors and the balance by the delivery of the Investing Partnership's promissory note (a "Purchase Note"). The Purchase Notes executed by Investing Partnerships prior to 1986 have balloon payments of principal due on maturity. The Purchase Notes executed since January 1, 1987 are self-liquidating (without balloon payments). The Investing Partnership, as collateral security for its Purchase Note, pledges to the Company the Investor Notes received from its investors, its interest in the Limited Partnership Interests securing the Investor Notes, as well as the entire Purchased Interest it holds in the Owning Partnership which it purchased from the Company. In addition, each Purchase Agreement provides that the Investing Partnership shall pay the Company an amount equal to a specified percentage of the Investing Partnership's share of the net proceeds from capital transactions (such as the sale or refinancing of the underlying property) in excess of certain amounts.

            The limited partners purchase partnership interests in the Investing Partnerships by agreeing to make capital contributions over approximately five years to the Investing Partnership, which allows the Investing Partnership to pay the purchase price for the Purchased Interest, including the Purchase Note. Limited partners are typically permitted to pre-pay their scheduled capital contributions. The limited partnership agreement of the Investing Partnership provides that the limited partners are entitled to receive for a period not to exceed five years distributions equal to between 11% and 12% per annum of their then paid-in scheduled capital contributions. Pursuant to the management contracts with the Owning Partnerships, the Company is required to pay the Management Contract Obligations which support the property's operations and the payment of such returns to the limited partners. As a result of the Management Contract Obligations, the Company essentially bears the risks of operations and financial viability of the related property for such five-year period. The management contract, however, rewards the Company for successful management of the property by allowing the Company to retain as an incentive management fee any cash flow generated by the property in excess of the amount needed to satisfy the Management Contract Obligations. After the initial five-year period, the limited partners are still entitled to the same specified rate of return on their investment, but only to the extent there are sufficient cash flows from the related adult living communities. To the extent property cash flows are not sufficient to pay the limited partners their specified return, the right to receive this shortfall accrues until proceeds are available from a sale or refinancing of the property. After the initial five-year period, the Company's incentive management fee is 40% of the excess of cash flow over the amount necessary to make the specified rate of return to the limited partners. The remaining 60% of cash flows are to be distributed by the Owning Partnerships to the Investing Partnerships for distribution to limited partners.

            The initial five-year term of the management contracts and the related Management Contract Obligations have expired for 10 Owning Partnerships and their fourteen related Investing Partnerships. Although the Company has no obligation to fund operating shortfalls after the five-year term of the management contract, as of January 31, 1998, the Company has advanced an aggregate of approximately $500,000 to two of these Owning Partnerships to fund operating shortfalls. In both cases, the Company had arranged for Syndications involving multi-family properties that the Company acquired from third parties and believed could be successfully converted to adult living communities. The Company experienced difficulties in obtaining a sufficient number of adult living tenants in these converted properties. One of these conversion attempts was unsuccessful and the property is now being operated as a multi-family property by a third-party managing agent. The other property has experienced difficulties in its conversion to an adult living community, but the conversion process is continuing. These advances are recorded as "Other Partnership Receivables" on the Company's Consolidated Balance Sheet. The Company has no present intention to attempt other conversions of multi-family properties to adult living properties. The Company intends to structure future Syndications to minimize the likelihood that it will be required to utilize the cash it generates to make payments pursuant to the management contracts. From time to time, the Company has also made discretionary payments to Owning Partnerships beyond the Management Contract Obligations period for the purpose of making distributions to limited partners.

            In the past, limited partners have been allowed to prepay capital contributions. Prepayments of capital contributions do not result in the prepayment of the related Purchase Notes. Instead, such amounts are loaned to the Company by the Investing Partnership. Loans made prior to the reorganization of the Company in 1996 were made to J&B Management Company and, as part of the reorganization, were assumed by the Company. The purchase agreements provide that, should any failure to repay any such loan occur, the Company must credit to the Investing Partnership the amounts loaned at the time such amount would be required to be paid by the Investing Partnership to meet its obligations then due under the Purchase Note. As a result of such loans and such provisions of the purchase agreements, the Company records the notes receivable corresponding to the Purchase Notes net of such loans. Therefore, these prepayments act to reduce the recorded value of the Company's notes receivable and reduce interest income received by the Company. Pursuant to the terms of its Syndications, the Company has the option not to accept future prepayments by limited partners of capital contributions. The Company has not determined whether it will continue to accept prepayments by limited partners of capital contributions.

            All of the Syndicated adult living communities and the Syndicated nursing home are managed by the Company pursuant to written management contracts, which generally have a five year term coterminous with the Company's Management Contract Obligations. After the initial five-year term, the Management Contract Obligations terminate and the management contracts are automatically renewed each year, but are cancelable on 30 to 60 days notice at the election of either the Company or the related Owning Partnership. The termination of any management contracts would result in the loss of fee income, if any, under those contracts. In general, under the terms of the Investing Partnerships' partnership agreements, limited partners have only limited rights to take part in the conduct or operation of the partnerships. The partnership agreements for the Investing Partnerships for which the Company is the general partner provide that a majority in ownership interests of the limited partners can remove the Company as the general partner at any time. It is anticipated that all future Investing Partnership agreements will contain the same right to remove the Company as a general partner. In addition, the consent of a majority in ownership interests of limited partners in such Investing Partnerships is required to be obtained in connection with any sale or disposition of the underlying property.

            The Company intends to continue to arrange for acquisitions of existing adult living communities by utilizing mortgage financing and by arranging Syndications. The Company plans to acquire between six and twelve existing adult living communities over the next two years. However, competition to acquire such communities has intensified, and there can be no assurance that the Company will be able to acquire such communities on terms favorable enough to offset the start-up losses associated with newly developed communities and the costs and cash requirements arising from the Company's overhead and existing debt and Management Contract Obligations. The Company is, and will continue to be, the managing general partner of the partnerships that own acquired communities. The Company does not intend to Syndicate any of its newly-developed adult living communities.

            In addition, the Company arranged for the sale of limited partnership interests in two partnerships organized to make second mortgage loans to the Company to fund approximately 20% of the costs of developing three new adult living communities.

          STRATEGY

            Growth. The Company's growth strategy focuses on the development of communities offering both independent and assisted-living apartment units and on continued intensive communities management. The Company believes that there are numerous markets that are not served or are underserved by existing adult living communities and intends to take advantage of these circumstances, plus the present availability of construction financing on favorable terms, to develop new communities of its own design in desirable markets.
          Historically, the Company has expanded by the acquisition and Syndication of existing adult living communities. The Company has taken advantage of the inexperience and operating inefficiencies of the previous owners of these communities and has improved the financial performance of these properties by implementing its own management and marketing techniques. The Company's sophistication in management and marketing is evidenced by its approximate 91% occupancy rate at April 10, 1998 at the existing Syndicated adult living communities managed by the Company. The newly developed communities are in their initial lease-up phases.

            The Company will continue to acquire existing communities and intends to arrange for these acquisitions, in part, by Syndications. The Company believes that its continuing the practice of arranging for the acquisition of adult living communities through Syndications will provide additional cash flow to help the Company pursue its development program. Competition to acquire existing adult living communities has intensified, and the Company anticipates that, at least through Fiscal 1998, it will not be able to acquire such communities on terms favorable enough to offset the startup losses associated with newly developed communities and the costs and cash requirements arising from the Company's overhead and existing debt and Management Contract Obligations. The Company also believes its established ability to privately place equity and debt securities could enhance its ability to pursue its development plan.

            New Development. While the acquisition of existing adult living communities utilizing Syndications will continue to play a significant role in the Company's expansion program, the primary focus of the expansion program is the development of new adult living communities. The Company's development plan emphasizes a "prototype" adult living community that it has designed. The Company designed the prototype based upon its experience operating its existing portfolio of communities. Because each of its adult living communities has a different design, and due to the Company's experience in operating such communities, the Company believes it has been able to identify certain characteristics of the communities it operates which are beneficial. In addition to incorporating the characteristics which the Company believes are beneficial, the Company has incorporated the following features into the prototype which it believes are innovative and make the prototype a "state of the art" community.

            The prototype contains 142 adult living apartment units and will be located on sites of up to seven acres. The Company believes that its development prototype is larger than many independent-living and most assisted-living communities, which typically range from 40 to 80 units. The Company believes that the greater number of units will allow the Company to achieve economies of scale in operations, resulting in lower operating costs per unit, without sacrificing quality of service. These savings primarily are achieved through lower staffing, maintenance and food preparation costs per unit, without sacrificing quality of service. In that the time and effort required to develop a community (including site selection, land acquisition, zoning approvals, financing, and construction) do not vary materially for a larger community than for a smaller one, developmental economies of scale also are realized in that more apartment units are being produced for each community that is developed.

            Common areas will include recreation areas, dining rooms, a kitchen, administrative offices, an arts and crafts room, a multi-purpose room, laundry rooms for each floor, a beauty salon/barber shop, a library reading area, card rooms, a billiards room, a health center to monitor residents' medical needs and assigned parking. The Company believes that the common areas and amenities offered by its prototype represent the state of the art for independent-living communities and are superior to those offered by smaller independent-living communities or by most communities that offer only assisted living services. The Company believes that such substantial common areas, which would often be unaffordable in smaller communities, will provide the Company's prototype communities with a competitive advantage over smaller communities. The Company believes that these common areas will attract residents and promote continued stable occupancy of its prototype communities. Unit sizes range from 368 square feet for a studio to 871 square feet for a two bedroom/two bath unit. The Company's prototype contains 46 studio apartments, 92 one bedroom/one bathroom apartments and 4 two bedroom/two bathroom apartments, encompassing approximately 108,000 square feet. Each apartment unit will be a full apartment, including a kitchen or kitchenette.

            The Company anticipates that it will rent apartment units in its prototype communities pursuant to annual leases on a strictly "private pay" basis. The Company believes this "private pay" focus will allow it to increase rental revenues as demographic pressure increases demand for adult living communities and avoid potential financial difficulties it might encounter if it were dependent on Medicare or other government reimbursement programs that may suffer from health care reform, budget deficit reduction or other pending or future government initiatives. The prototype community is targeted to the "middle to upper-middle income" segment of the elderly population, which is the broadest segment of the elderly population, and will allow the Company to provide a high-quality level of service.

            Each community will offer residents a choice between independent-living and assisted-living services. As a result, the market for each community will be broader than for communities that offer only either independent-living or assisted-living services. Although the licensing requirements and the expense and difficulty of converting between existing independent-living units and assisted-living units typically make it impractical to accomplish such conversions, the Company's prototype is designed to allow, at any time, for conversion of units, at minimum expense, for use as either independent-living or assisted-living units. Each community therefore may adjust its mix of independent-living and assisted-living units as the market or existing residents demand. The Company believes that this innovative feature distinguishes its prototype community. The Company believes that part of the appeal of this type of community is that residents will be able to "age in place" with the knowledge that they need not move to another community if they require assistance with ADLs. The Company believes that the ability to retain residents by offering them higher levels of services will result in stable occupancy with enhanced revenue streams.

            The Company's prototype also incorporates two interior courtyards, from which the Company's "Grand Court"<registered trademark> name originates. These courtyards allow residents to enjoy the outdoors while remaining in a secure environment. The Company believes that this feature distinguishes its prototype community.

            In summary, the Company believes that the size, design and target markets of its prototype and the convertibility of its apartments to either independent or assisted-living units will result in "state of the art" communities that will provide an excellent vehicle for economic growth.

            Market Selection Process. In selecting geographic markets for potential expansion, the Company considers such factors as a potential market's population, demographics and income levels, including the existing and anticipated future population of seniors who may benefit from the Company's services, the number of existing and anticipated long-term care communities in the market area and the income level of the target population. While the Company does not apply its market selection criteria mechanically or inflexibly, it generally seeks to select adult living community locations that are non-urban with populations of no more than 100,000 people and containing 3,000 elderly households within a 20-mile radius with an annual income of at least $35,000, and have a regulatory climate that the Company considers favorable toward development. Communities with these characteristics are referred to as secondary markets as opposed to primary markets, which are major urban centers, or tertiary markets, which are smaller rural communities. The Company has found that secondary markets generally have a receptive population of seniors who desire and can afford the services offered in the Company's adult living communities. The Company believes that it can obtain zoning and other necessary approvals in secondary markets more quickly and easily than would be the case in primary markets. In focusing on secondary markets, the

          Company believes it will avoid overdevelopment to which primary markets are prone and obtain the benefit of demographic concentrations that do not exist in yet smaller markets. The Company believes that high-quality, affordable employees are easier to attract and retain in secondary markets than in primary markets.

            Centralized Management. The adult living business is highly management intensive. While the location of a community and its physical layout are extremely important, another key to the success of an adult living community lies in the ability to maximize its financial potential through sophisticated, experienced management. Such success requires the establishment and supervision of programs involving the numerous facets of an adult living community, including menu planning, food and supply purchasing, meal preparation and service, assistance with "activities of daily living," recreational activities, social events, health care services, housekeeping, maintenance and security. The Company's strategy emphasizes centralized management in order to achieve operational efficiencies and ensure consistent quality of services. The Company has established standardized policies and procedures governing, among other things, social activities, maintenance and housekeeping, health care services, and food services. An annual budget is established by the Company for each community against which performance is tested each month.

            Marketing. Marketing is critical to the rent up and continued high occupancy of a community. The Company's marketing strategy focuses on enhancing the reputation of the Company's communities and creating awareness of the Company and its services among potential referral sources. The Company's experience is that satisfied residents and their families are an important source of referrals for the Company. In addition, the Company plans to use its common community design and its "The Grand Court"<registered trademark> trademarked name to promote national brand-name recognition. The Company has adopted the trademarked name. Historically, adult living communities have generally been independently owned and operated and there has been little national brand-name recognition. The Company believes that national recognition will be increasingly important in the adult living business. The Company intends to continuously use its trademarked name in its business activities, and the life of this trademark will extend for the duration of its use. The Company considers this trademark to be a valuable intangible intellectual property asset.

          THE LONG-TERM CARE MARKET

            The long-term care services industry encompasses a broad range of accommodations and healthcare services that are provided primarily to seniors. Independent-living communities attract seniors who desire to be freed from the burdens and expense of home ownership, food shopping and meal preparation and who are interested in the companionship and social and recreational opportunities offered by such communities. As a senior's need for assistance increases, the provision of assisted-living services in a community setting is more cost-effective than care in a nursing home. A community which offers its residents assisted-living services can provide assistance with various ADLs (such as bathing, dressing, personal hygiene, grooming, ambulating and eating), support services (such as housekeeping and laundry services) and health-related services (such as medication supervision and health monitoring), while allowing seniors to preserve a high degree of autonomy. Generally, residents of assisted-living communities require higher levels of care than residents of independent-living facilities, but require lower levels of care than residents of skilled-nursing facilities.

          INDUSTRY TRENDS

            The Company believes its business benefits from significant trends affecting the long-term care industry. The first is an increase in the demand for elder care resulting from the continued aging of the U.S. population. U.S. Bureau of Census shows that the average age of the Company's residents (83 years old) places them within one of the fastest growing segments of the U.S. population. While increasing numbers of Americans are living longer and healthier lives, many choose community living as a cost-effective method of obtaining the services and life-style they desire. Adult living facilities that offer both independent and assisted-living services give seniors the comfort of knowing that they will be able to "age in place" -- something they are increasingly unable to do at home.

            The primary consumers of long-term care services are persons over the age of 65. This group represents one of the fastest growing segments of the population. According to U.S. Bureau of the Census data, the number of people in the U.S. age 65 and older increased by more than 27% from 1981 to 1994, growing from
          26.2 million to 33.2 million. Such census data also shows that the segment of the population over 85 years of age, which comprises the largest percentage of residents at long-term care facilities, is projected to increase by more than 37% between the years 1990 and 2000, growing from 3.0 million to 4.1 million.
          The Company believes that these trends depicted in the graph below will contribute to continued strong demand for adult living communities.


          Projected Percentage Change in the Elderly Population of the U.S.

                     1981     1990     1995     2000     2005     2010
                     ----     ----     ----     ----     ----     ----
          65-84       0       17.5%    25.2%    26.2%    27.3%    34.6%
          85+         0       28.4%    54.3%    76.3%    94.1%   112.7%

                         SOURCE:  U.S. BUREAU OF THE CENSUS

            A trend benefiting the Company, and especially its provision of independent-living services, is that as the population of seniors swells, the percentage of seniors that are disabled and need assistance with ADLs has steadily declined. According to the National Long Term Care Surveys, a federal study, disability rates for persons aged 65 and older have declined by 1 to 2 percent each year since 1982, the year the study was commenced. In 1982, approximately 21% of the 65 and over population was disabled and in 1995 only 10% was disabled. This trend suggests that demand for independent living services will increase in the future.

            Other trends benefiting the Company include the increased financial net worth of the elderly population, the changing role of women and the increase in the population of individuals living alone. As the number of elderly in need of assistance has increased, so too has the number of the elderly able to afford residences in communities which offer independent and/or assisted-living services. According to U.S. Bureau of the Census data, the median net worth of householders age 75 or older has increased from $55,178 in 1984 and $61,491 in 1988 to $76,541 in
          1991. Furthermore, according to the same source, the percentage of people 65 years and older below the poverty line has decreased from 24.6% in 1970 to 15.7% in 1980 to 12.2% in 1990.
          Historically, unpaid women (mostly daughters or daughters-in-law) represented a large portion of the care givers of the non-institutionalized elderly. The increased number of women in the labor force, however, has reduced the supply of care givers, and led many seniors to choose adult living communities as an alternative. Since 1970, the population of individuals living alone has increased significantly as a percentage of the total elderly population. This increase has been the result of an aging population in which women outlive men by an average of 6.9 years, rising divorce rates, and an increase in the number of unmarried individuals. The increase in the number of the elderly living alone has also led many seniors to choose to live in adult living communities.

            The increased financial net worth of the elderly population is illustrated by the following chart:

                               Median Net Worth

                                                1988       1991
                                                ----       ----
            45-54                              57,466     56,250

            55-64                              80,032     83,041

            65+                                73,471     88,192

          SOURCE:  U.S. BUREAU OF THE CENSUS

            Another trend benefiting the Company, and especially its provision of assisted-living services, is the effort by the government, private insurers and managed care organizations to contain health care costs by limiting lengths of stay, services, and reimbursement amounts. This has resulted in hospitals discharging patients earlier and referring them to nursing homes. At the same time, nursing home operators continue to focus on providing services to sub-acute patients requiring significantly higher levels of skilled nursing care. The Company believes that this "push down" effect has and will continue to increase demand for assisted-living facilities that offer the appropriate levels of care in a non-institutional setting in a more cost-effective manner. The Company believes that all of these trends have, and will continue to, result in an increasing demand for adult living facilities which provide both independent and assisted-living services.

          SERVICES

            It is important to identify the specific tastes and needs of the residents of an adult living community, which can vary from region to region and from one age group to the next. Residents who are 70 years old have different needs than those who are 85. The Company has retained a gerontologist to insure that programs and activities are suitable for all of the residents in a community and that they are adjusted as these residents "age in place". Both independent and assisted-living services will be offered at all of the Company's newly, developed communities.

            Basic Service and Care Package. The Company provides three levels of service at its adult-living communities:

            Level I, Independent Living, includes three meals per day, weekly housekeeping, activities program, 24-hour security and transportation for shopping and medical appointments.

            Level II, Catered Living, offers all of the amenities of Level I in addition to all utilities, personal laundry and daily housekeeping.

            Level III, Assisted Living, provides three meals per day, daily housekeeping, 24-hour security, all utilities, medication management, activities and nurse's aides to assist the residents with any ADLs which they might require. Rehabilitative services such as physical and speech therapy are also provided by licensed third party home health care providers. Each resident can design a package of services that will be monitored by his or her own physician. Several of the Company's Syndicated communities are designed to meet the needs of assisted living residents who suffer from the early stages of Alzheimer's or dementia.

            The Company charges an average fee of $1,400 per month for Level I services, $1,700 per month for Level II services, and $2,000 per month for Level III services, but the fee levels vary from community to community. Residents at the communities which offer services for early stages of Alzheimer's or dementia pay an average of an additional $500 per month for such services. As the residents of the communities managed by the Company continue to age, the Company expects that an increasing number of residents will utilize Level III services. The Company's internal growth plan is focused on increasing revenue by continuing to expand the number and diversity of its tiered additional assisted-living services and the number of residents using these services.

          OPERATIONS

            Corporate. Over the past ten years the Company has developed extensive policies, procedures and systems for the operation of its adult-living communities. The Company also has adopted a formal quality assurance program. In connection with this program the Company conducts a minimum of two full-day annual quality assurance reviews at each community. The entire regional staff team participates in the review which thoroughly examines all aspects of the long-term care community from the provision of services to the maintenance of the physical buildings. The reports generated from these quality assurance reviews are then implemented by the community administrator. Corporate headquarters also provides human resources services, a licensing facilitator, and in-house accounting and legal support systems.

            Regional. The Company has nine regional administrators: Two responsible for nine Florida communities, one responsible for two communities in Tennessee and one community in Virginia and one community in Illinois; one responsible for two communities in Arizona and four communities in Texas; one responsible for four communities in Michigan and one community in Texas and one community in Nevada and New Mexico; one responsible for three communities in Texas, including the nursing home operated by the Company, and one community in Tennessee; on responsible for one community in Tennessee and one community in Kansas and one community in Missouri and three communities in Texas; one responsible for four communities in Ohio and one community in Kansas and one community in Missouri. The Company also has a regional administrator and a registered dietician who oversee the food division. Each regional administrator is reported to by the manager of those communities he oversees.

            Community. The management team at each community consists of an administrator, who has overall responsibility for the operation of the community, an activity director, a marketing director and, at certain larger communities, one or two assistant administrators. Each community which offers assisted-living services has a staff responsible for the assisted-living care giving services. This staff consists of a lead resident aide, a medication room aide, certified nurse aides and trained aides, and, in those states which so require, registered nurses. At least one staff member is on duty 24 hours per day to respond to the emergency or scheduled 24-hour assisted-living services available to the residents. Each community has a kitchen staff, a housekeeping staff and a maintenance staff. The average community currently operated by the Company has 40 to 50 full-time employees depending on the size of the community and the extent of services provided in that community. Based upon its experience in operating adult living communities in both primary and secondary markets, the Company believes that its secondary market focus will make it easier for the Company to attract and retain high-quality, affordable staff.

            The Company places emphasis on diet and nutrition, as well as preparing attractively presented healthy meals which can be enjoyed by the residents. The Company's in-house food service program is led by a regional administrator who reviews all menus and recipes for each community. The menus and recipes are reviewed and changed based on consultation with the food director and input from the residents. The Company provides special meals for residents who require special diets.

            Employees. The Company emphasizes maximizing each employee's potential through support and training. The Company's training program is conducted on three levels. Approximately six times per year, corporate headquarters staff conduct training sessions for the management staff in the areas of supervision and management skills, and caring for the needs of an aging population. At the regional level, regional staff train the community staff on issues such as policies, procedures and systems, activities for the elderly, the administration and provision of specific services, food service, maintenance, reporting systems and other operational areas of the business. At the community level, the administrators of each community conduct training sessions on at least a monthly basis relating to various practical areas of care-giving at the community. These monthly sessions cover, on an annual basis, all phases of the community's operations, including special areas such as safety, fire and disaster procedures, resident care, and policies and procedures.

          COMPETITION

            The senior housing and health care industries are highly competitive and the Company expects that both the independent-living business, and assisted-living businesses in particular, will become more competitive in the future. The Company will continue to face competition from numerous local, regional and national providers of long-term care whose communities and services are on either end of the senior care continuum. The Company will compete in providing independent-living services with home health care providers and other providers of independent-living services, primarily on the basis of quality and cost of communities and services offered. The Company will compete in providing assisted-living with other providers of assisted-living services, skilled nursing communities and acute care hospitals primarily on the bases of cost, quality of care, array of services provided and physician referrals. The Company also will compete with companies providing home based health care, and even family members, based on those factors as well as the reputation, geographic location, physical appearance of communities and family preferences. In addition, the Company expects that as the provision of long-term care receives increased attention, competition from new market entrants, including, in particular, companies focused on independent and assisted-living, will grow. Some of the Company's competitors operate on a not-for-profit basis or as charitable organizations, while others have, or may obtain, greater financial resources than those of the Company. However, the Company anticipates that its most significant competition will come from other adult living communities within the same geographic area as the Company's communities because management's experience indicates that senior citizens frequently elect to move into communities near their homes.

            Moreover, in the implementation of the Company's expansion program, the Company expects to face competition for the development of adult living communities. Some of the Company's present and potential competitors are significantly larger or have, or may obtain, greater financial resources than those of the Company. Consequently, there can be no assurance that the Company will not encounter increased competition in the future which could limit its ability to attract residents or expand its business and could have a material adverse effect on the Company's financial condition, results of operations and prospects. In addition, if the development of new adult living communities outpaces demand for those communities in certain markets, such markets may become saturated. Such an oversupply of facilities could cause the Company to experience decreased occupancy, depressed margins and lower operating results.

          COMPANY HISTORY

            In April, 1996, John Luciani and Bernard M. Rodin, the principal stockholders of the Company (the "Principal Stockholders") reorganized their businesses by consolidating them into the Company. Pursuant to the reorganization, substantially all of the assets and liabilities of such businesses were transferred to the Company in exchange for shares of the Company's Common Stock. See "Certain Transactions". The primary predecessors of Grand Court Lifestyles, Inc. are J&B Management Company, and Leisure Centers, Inc. J&B Management Company is a private partnership founded in 1969 with a successful history in the development and management of multi-family real estate and adult living communities. J&B is located at the Company's offices in Fort Lee, New Jersey. Prior to the formation of the Company in April, 1996, the Company's property development and management operations were conducted through its affiliate,
          Leisure Centers, Inc., located in Boca Raton, Florida.   Leisure
          Centers, Inc. was merged with and into the Company. Grand Court Lifestyles, Inc., its subsidiaries, J&B Management Company and Leisure Centers, Inc. and their affiliates are collectively referred to as the "Company".

            Through the 1970's and early 1980's, the Company's primary focus was on the acquisition, development, and management of multi-family properties. Senior management, collectively, has over 80 years of experience in multi-family housing, having had interests in 170 properties containing approximately 20,000 apartment units located in 22 states, primarily in the sun-belt. Beginning in the mid-1980's, the Company's sole focus has been on the acquisition, and management of adult living communities building one of the largest operating portfolios of adult living communities in the nation, encompassing the entire spectrum of the long-term care industry, from independent-living to assisted-living, with a limited involvement in nursing homes. Senior management, collectively, has over 40 years of experience in the adult living field.

            J&B Management Company managed certain multi-family properties for which the United States Department of Housing and Urban Development ("HUD") provided mortgage insurance. In 1990 and 1991, J&B Management Company was the subject of an audit and investigation by HUD during 1990 and 1991. Pending the conclusion of the inquiry, J&B Management Company, its partners and key employees were suspended by HUD from the management of such multi-family properties. On April 10, 1991, HUD and J&B Management Company entered into a Settlement Agreement which provided, among other things, that HUD vacate the suspension retroactively. Certain conditions were imposed in the Settlement Agreement, including that J&B Management Company and such principals and employees not engage in the management of HUD-insured properties for an indefinite period of time. Pursuant to a letter agreement dated January 11, 1994, (i) J & B Management Company agreed to reimburse various properties for certain expenses, aggregating approximately $445,000, deemed not eligible by HUD, (ii) J & B Management Company agreed to pay HUD's costs for the audit, and to reimburse HUD for certain subsidy overpayments, aggregating approximately $861,000, and (iii) all issues relating to the audit and investigation were concluded and fully resolved.

          GOVERNMENT REGULATION

            Regulations applicable to the Company's operations vary among the types of communities operated by the Company and from state to state. Independent-living communities generally do not have any licensing requirements. Assisted-living communities are subject to less regulation than other licensed health care providers but more regulation than independent-living communities. However, the Company anticipates that additional regulations and licensing requirements will likely be imposed by the states and the federal government. Currently, all states except South Dakota require licenses to provide the assisted-living services. The licensing statutes typically establish physical plant specifications, resident care policies and services, administration and staffing requirements, financial requirements and emergency service procedures. The licensing process can take from two months to one year. New Jersey requires Certificates of Need for assisted-living communities. The Company's communities also must comply with the requirements of the ADA and are subject to various local building codes and other ordinances, including fire safety codes. While the Company relies almost exclusively on private pay residents, the Company operates a Syndicated nursing home and one Syndicated adult living community operated by the Company contains nursing home beds in which some residents rely on Medicare. As a provider of services under the Medicare program, the Company is subject to Medicare regulations designed to limit fraud and abuse, violations of which could result in civil and criminal penalties and exclusion from participation in the Medicare program. Revenues derived from Medicare comprise less than 1% of the revenues of the communities operated by the Company. The Company does not intend to expand its nursing home activities and intends to pursue an exclusively "private-pay" clientele. The Company believes it is in substantial compliance with all applicable regulatory requirements. No actions are pending against the Company for non-compliance with any regulatory requirement.

            Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances, including, without limitation, asbestos-containing materials, that could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator knows of, or was responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the liability of an owner or operator as to any property is generally not limited under such laws and regulations, and could exceed the property's value and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such substances properly may also adversely affect the owner's ability to sell or rent the property, or to borrow using the property as collateral. Under these laws and regulations, an owner, operator or any entity who arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site may also be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. As a result, the presence, with or without the Company's knowledge, of hazardous or toxic substances at any property held or operated by the Company could have an adverse effect on the Company's business, operating results and financial condition. Although the Company has not incurred any material costs for removal or remediation of hazardous or toxic substances, there can be no assurance that this will remain the case in the future.

            Under the ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist which also may require modifications to existing and planned properties to create access to the properties by disabled persons. While the Company believes that its properties are substantially in compliance with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by the Company. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

          EMPLOYEES

            As of April 24, 1998, the Company employed approximately 1,900 persons, including 38 in the Company's principal executive offices. None of the Company's employees is covered by collective bargaining agreements. The Company believes its employee relations are good.

          ITEM 2.  PROPERTIES

          SYNDICATED COMMUNITIES

            The Company currently manages 37 Syndicated adult living communities containing 5,261 adult living apartment units and one Syndicated nursing home containing 57 beds. One of the Company's Syndicated adult living communities contains 70 nursing home beds. Such communities are owned by Owning Partnerships and not by the Company. The Company generally has a 1% interest in the Owning Partnerships and a 1% interest in the Investing Partnerships which are formed to purchase a 99% partnership interest in the Owning Partnership. The following chart sets forth information regarding the Syndicated adult living communities managed by the Company:

                                                                 AVERAGE
                                                                 OCCUPANCY
                                             NUMBER     YEAR      % AS OF
                                               OF     ACQUIRED   APRIL 10,
           COMMUNITY (1)         STATE        UNITS      (2)      1998(8)
           --------------------  ---------   ------   --------   ---------

           The Grand Court Mesa  Arizona     174        1997      99%

           The Grand Court       Arizona     136        1991      99%
            Phoenix

           The Grand Court Fort  Florida     184        1989      94%
            Myers

           The Grand Court       Florida     126        1996      74%
            Lakeland

           The Grand Court Lake  Florida     170        1992      84%
            Worth

           The Grand Court       Florida     189        1995      69%
            North Miami

           The Grand Court       Florida      60        1993      96%
            Pensacola

           The Grand Court I     Florida      72        1994      93%
            Pompano Beach(3)

           The Grand Court II    Florida      42        1994      73%(7)
            Pompano Beach(3)

           The Grand Court       Florida     164        1997      99%
            Tampa

           The Grand Court       Florida      94        1995      99%
            Tavares

                                                                 AVERAGE
                                                                 OCCUPANCY
                                             NUMBER     YEAR      % AS OF
                                               OF     ACQUIRED   APRIL 10,
           COMMUNITY (1)         STATE        UNITS      (2)      1998(8)
           --------------------  ---------   ------   --------   ---------

           The Grand Court       Florida     133        1997      92%
            Winterhaven

           The Grand Court       Illinois     76        1993      99%
            Belleville

           The Grand Court II    Kansas      127        1994      99%
            Kansas City

           The Grand Court       Kansas      275        1997      100%(7)
            Overland Park

           The Grand Court       Michigan    73         1998      100%
            Adrian

           The Grand Court       Michigan    164        1993      100%
            Farmington Hills

           The Grand Court Novi  Michigan    114        1994      100%

           The Grand Court       Michigan    153        1997      100%
            Westland

           The Grand Court I     Missouri    173        1989      100%
            Kansas City

           The Grand Court III   Missouri    217        1989      81%(7)
           Kansas City(4)

           The Grand Court Las   Nevada      152        1991      97%
            Vegas

           The Grand Court       New         140        1997      93%
            Albuquerque          Mexico

           The Grand Court       Ohio        120        1994      96%
            Columbus

           The Grand Court       Ohio        185        1994      100%
            Dayton

           The Grand Court       Ohio         73        1992      90%
            Findlay

           The Grand Court       Ohio         77        1992      91%
            Springfield

           The Grand Court I     Tennessee   143(5)     1995      82%
            Chattanooga

           The Grand Court II    Tennessee   146        1995      98%
            Chattanooga

           The Grand Court       Tennessee   197        1992      96%
            Memphis

           The Grand Court       Tennessee   197        1996      69%(7)
            Morristown

           The Grand Court       Texas       180        1992      95%
            Bryan

           The Grand Court       Texas       112        1997      83%(7)
            Garland

           The Grand Court       Texas       132        1990      95%
            Longview

           The Grand Court       Texas       139        1991      94%
            Lubbock

           The Grand Court I     Texas       198        1993      97%
            San Antonio

           The Grand Court II    Texas        57(6)     1995      85%
            San Antonio

           The Grand Court       Texas        60        1996      87%
            Weatherford

           The Grand Court       Virginia     98        1995      100%
            Bristol

          --------------
          (1) In certain cases, more than one Investing Partnership owns an interest in one Owning Partnership. There are therefore, more Investing Partnerships than there are Owning Partnership. One of the Owning Partnerships owns two adult living communities and another Owning Partnership owns one adult living community and one nursing home. In addition, the Company's communities in Pompano Beach, Florida are adjacent to one another and are counted as one property. As a result, there are 39 properties listed, but only 37 Owning Partnerships.

          (2) Represents year in which the Owning Partnership acquired the community.

          (3) These are adjacent properties and are counted as one adult living community.

          (4) A portion of the units at The Grand Court III Kansas City are currently rented as residential apartment units.

          (5) Grand Court I Chattanooga's unit count includes a 70-bed nursing wing.

          (6) Grand Court II San Antonio is a 57-bed licensed nursing facility.

          (7)  Occupancy percentage includes 1-2 units occupied by staff.

          (8) The average occupancy percentage of each individual community was determined by adding the average occupancy percentages as of the end of each month in which the individual community was managed by the Company and dividing that number by the total number of months the community was managed by the Company during the periods April 1997 through March 1998. The average monthly occupancy percentage for each individual community was determined by dividing the number of occupied units in the individual community as of the end of the month by the total number of apartment units in the individual community.

               The Syndicated adult living communities currently operated by the Company are generally encumbered with mortgage financing. While these mortgage loans are obligations of the Owning Partnerships rather than direct obligations of the Company, the Company typically provides a guaranty of certain obligations under the mortgages including, for example, any costs incurred for the correction of hazardous environmental conditions. To date, the Company has incurred no material costs or expenses relating to the correction of hazardous environmental conditions. Although most of the mortgage loans are non-recourse, as of January 31, 1998, (i) the Company is liable as a general partner for approximately $10.9 million in principal amount of mortgage debt relating to five Syndicated adult living communities and
          (ii) wholly-owned entities are liable as general partners for approximately $25.7 million in principal amount of mortgage debt relating to five syndicated adult living communities and one syndicated nursing home managed by the Company as of January 31, 1998. In the case of the general partner liabilities of the wholly-owned entities, the only assets of the Company at risk of loss are the general partner interests in the specific properties. As of January 31, 1998, the aggregate principal amount of the mortgage debt of the Owning Partnerships was approximately $192.0 million and the aggregate annual debt service obligations, excluding any balloon amounts payable at maturity, was approximately $18.0 million. Most of this debt contains provisions which limit the ability of the respective Owning Partnerships to further encumber the property. Through January 31, 2002, approximately $178.7 million of balloon payments under the mortgages will become due and payable. The Company anticipates that it will continue to arrange for future acquisitions of existing adult living communities through mortgage financing and Syndications.

          OWNED OR LEASED COMMUNITIES

               The Company currently manages four newly developed adult living communities containing 552 adult living apartment units which were constructed pursuant to the Company's development plan. Two of these four adult living communities are owned by the Company and two are operated by the Company pursuant to long-term leases. The following chart sets forth information regarding such adult living communities:

                                                                 AVERAGE
                                        NUMBER OF     YEAR      OCCUPANCY
           COMMUNITY           STATE      UNITS     BUILT (1)      (2)
           -----------------   -------  ---------  ----------   ----------

           The Grand Court     Texas       142        1998          --
            Corpus Christi
            (3)

           The Grand Court El  Texas       142        1998          --
            Paso (4)

           The Grand Court     Texas       142        1998          --
            San Angelo (4)

           The Grand Court     Texas       126        1998          --
            Temple (3)


          ----------------

          (1) Represents the year in which the property was placed into service.
          (2) There is no occupancy percentage calculated as yet due to the properties being in the early stages of their initial lease-up period.
          (3) Represents newly developed properties which are owned by the Company.
          (4) Represents newly developed properties which are operated by the Company pursuant to long-term leases.

               The adult living communities owned by the Company were developed through mortgage financing. The Company intends to finance its future development of new adult living communities primarily through mortgage financing and other types of financing, including long-term operating leases arising through sale/leaseback transactions and may issue additional debt or equity securities, to the extent necessary. The financing of Company-developed communities will be direct obligations of the Company and, accordingly, the amount of mortgage indebtedness is expected to increase and the Company expects to have substantial debt service, and may have substantial annual lease payment, requirements in the future as the Company pursues its growth strategy.

          ITEM 3.  LEGAL PROCEEDINGS

               On November 14, 1997, an investor in a limited partnership (the "First Partnership") which was formed to invest in a second partnership which was formed to develop and own an adult living community (the "Second Partnership"), filed a lawsuit, Palmer v.
                                                                 ---------
           Country Estates Associates Limited Partnership, et.al., in the
          -------------------------------------------------------
          United States District Court, District of New Jersey. The Company has never managed the property owned by the Second Partnership and is not a general partner in the Second Partnership or the First Partnership. A predecessor of the Company was a general partner of the Second Partnership. The Company has never been a general partner of the First Partnership. The defendants in the suits are the First Partnership, the general partners of the First Partnership, the Second Partnership, two affiliates of the Company, and the Company (collectively the "Defendants"). The Plaintiff is alleging a breach of the First Partnership's partnership agreement, negligent misrepresentation, fraud, negligence, breach of guarantee and mail fraud. The plaintiff is seeking (i) the return of his original investment ($100,000), (ii) market interest on such investment for the period 1987-1997 and (iii) unspecified damages. The Company believes the lawsuit is without merit and intends to vigorously contest the case.

               The Company is involved in various lawsuits and other matters arising in the normal course of business, including employment-related claims. In the opinion of management of the Company, although the outcomes of these claims and suits are uncertain, in the aggregate they should not have a material adverse effect on the Company's financial position or results of operations. The Company business entails an inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits alleging malpractice or related legal claims, many of which seek large amounts and result in significant legal costs. The Company expects that from time to time it may be subject to such suits as a result of the nature of its business. The Company currently maintains insurance policies in amounts and with such coverage and deductibles as it deems appropriate, based on the nature and risks of its business, historical experience and industry standards. There can be no assurance, however, that claims in excess of the Company's insurance coverage or claims not covered by the Company's insurance coverage will not arise. A successful claim against the Company not covered by, or in excess of, the

          Company's insurance could have a material adverse effect on the Company's operating results and financial condition. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect on the Company's ability to attract residents or expand its business and would require management to devote time to matters unrelated to the operation of the Company's business. In addition, the Company's insurance policies must be renewed annually, and there can be no assurance that the Company will be able to obtain liability insurance coverage in the future or, if available, that such coverage will be on acceptable terms.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended January 31, 1998.

                                       PART II

          ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The Company's common stock (the "Common Stock") is traded on the National Market tier of the Nasdaq Stock Market, which reports the daily high, low and closing transaction prices, as well as volume data, under the symbol "GCLI". Trading in the Common Stock began on March 16, 1998. The high and low bid prices of the Common Stock since March 16, 1998 through April 29, 1998 have been $11.00 per share and $10.00 per share, respectively. As of April 29, 1998, there are approximately 10 holders of record of the Common Stock.

               The Company has not declared and paid cash dividends and it does not anticipate paying future dividends on its Common Stock. It is the present policy of the Board of Directors to retain earnings, if any, to finance the expansion of the Company's business. The payment of dividends on its Common Stock in the future will depend on the results of operations, financial condition, capital expenditure plans and other cash obligations of the Company and will be at the sole discretion of the Board of Directors. In addition, certain provisions of future indebtedness of the Company may prohibit or limit the Company's ability to pay dividends.

               In March 1998, the Company sold to the public 2,800,000 shares of its common stock at an initial offering price of $9.50 per share. The net proceeds that the Company received as a result of this offering were $24.0 million. The Company intends to use approximately $21.0 million of the net proceeds to finance the development of new adult living communities and the remainder for working capital. The Company has purchased a series of 30 day, 90 day and 180 day treasury bills with the entire net proceeds pending application of such funds.

          ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
                   (in thousands, except per share data and other data)

               The following selected consolidated financial statement of operations and balance sheet data have been derived from the Company's consolidated financial statements and should be read in conjunction with the consolidated financial statements and the related notes thereto included herein. All references herein to a "fiscal" year refer to the fiscal year beginning on February 1 of that year (for example, "fiscal 1995" refers to the fiscal year beginning on February 1, 1995). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                       YEARS ENDED JANUARY 31
                       -----------------------------------------------------
                          1994       1995        1996        1997      1998
                          ----       ----        ----        ----      ----
     STATEMENT OF
     OPERATIONS DATA:
     Revenues:
       Sales . . . .   $ 20,973   $ 22,532    $ 31,973    $ 36,021  $ 38,135
       Syndication
         fee income.      7,654      5,587       8,603       7,690     7,923
       Deferred
        income
        earned . . .      7,502      4,399       9,971       5,037     7,254
       Interest
         income  . .     13,315      9,503      12,689      13,773    12,051
       Property
         management
         fees from
         related
         parties . .      3,854      4,351       4,057       2,093     3,684
       Equity in
         earnings
         from
         partnerships       206        276         356         423       541
       Other income          --         --       1,013          --     4,683
                       --------   --------    --------    --------  --------
     Total Revenues      53,504     46,648      68,662      65,037    74,271
                       ========   ========    ========    ========  ========
     Costs and
        expenses:
       Cost of sales     26,876     21,743      27,688      34,019    33,635
       Selling . . .      6,706      6,002       7,664       7,176     7,602
       Interest  . .     10,991     13,610      15,808      16,394    19,409
       General and
         administra-
         tive  . . .      5,226      6,450       7,871       7,796     8,437
       Loss on
         impairment
         of notes
         and
         receivables         --         --          --      18,442        --
       Write-off of
         registration
         costs . . .         --         --          --          --     3,107
       Officers'
         compen-
         sation(1) .      1,200      1,200       1,200       1,200     1,200
       Depreciation
         and
         amortization     1,433      2,290       2,620       3,331     3,340
                       --------   --------    --------    --------  --------
     Total Costs and
      Expenses           52,432     51,295      62,851      88,358    76,730
                       ========   ========    ========    ========  ========
     Net income
        (loss) . . .      1,072     (4,647)      5,811     (23,321)   (2,459)
     Pro-forma income
        tax provision
        (benefit)(2)        429     (1,859)      2,324          --        --
                       --------  ---------    --------    --------  --------
     Pro-forma net
       income
       (loss)(2) . .   $    643   $ (2,788)   $  3,487    $(23,321) $ (2,459)
                       ========   ========    ========    ========  ========
     Pro-forma
       earnings
       (loss) per
       common share
       (basic and
       diluted)(2)     $    .04    $   (.19)  $    .23    $  (1.55) $   (.16)
                       ========    ========   ========    ========  ========
     Pro-forma
       weighted
       average
       common shares
       used  . . . .     15,000     15,000      15,000      15,000    15,000
                       ========   ========    ========    ========  ========

     OTHER DATA:
       Adult living
        communities
        operated (end
        of period) .         18         24          28          31        37
                       ========   ========    ========    ========  ========
       Number of
         units
         (end of
         period). .       2,834      3,683       4,164       4,480     5,261
                       ========   ========    ========    ========  ========
       Average
        occupancy
        percentage(3)     90.4%       89.3%      94.7%       91.3%     93.3%
                       ========    ========   ========     =======  ========

                                               AS OF JANUARY 31,
                              ------------------------------------------------

                                 1994      1995      1996      1997      1998
                                 ----      ----      ----      ----      ----
     BALANCE SHEET DATA:
       Cash and
        cash equivalents . .  $  9,335  $ 10,950  $ 17,961  $ 14,111  $ 11,964

       Notes and
        receivables-net  . .   227,879   220,482   224,204   222,399   231,140

       Total assets  . . . .   248,854   248,553   260,023   261,661   295,799

       Total liabilities . .   211,647   217,879   225,238   229,658   269,387

       Stockholders' equity     37,207    30,674    34,785    32,003    26,412


     --------------------------

          (1) John Luciani and Bernard M. Rodin, the Chairman of the Board and President, respectively, of the Company received dividends and distributions from the Company's predecessors but did not receive compensation. Officers' Compensation is based upon the aggregate compensation currently received by such officers, $600,000 a year for each such officer. Amounts received by such officers in excess of such amounts are treated as distributions for purposes of the Company's financial statements. In fiscal 1993 through fiscal 1997, such officers also received $5,496; $943; $850, $397 and $1,566 each respectively as a distribution. See "Management."

          (2) The Company's predecessors were Sub-chapter S corporations and a partnership. The pro forma statement of operations data reflects provisions for federal and state income taxes as if the Company had been subject to federal and state income taxation as a C corporation during the years ended January 31, 1993 through January 31, 1996.

          (3) Average occupancy percentages were determined by adding all of the occupancy percentages of the individual communities and dividing that number by the total number of communities. The average occupancy percentage for each particular community was determined by dividing the number of occupied apartment units in the particular community on the given date by the total number of apartment units in the particular community.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

               The Company is including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of the Company in this Annual Report on Form 10-K. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates", "estimates", "expects", "intends", "believes" and similar expressions. From time to time, the Company or one of its subsidiaries individually may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company or its subsidiaries, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

               Forward-looking statements made by the Company are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed in, or implied by, the forward-looking statements. These forward-looking statements include, among others, statements concerning the Company's revenue and cost and expense, trends, the number and economic impact of anticipated acquisitions and new developments, planned capital expenditures and financing needs and availability. Investors or other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance by the Company and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Some, but not all, of the risks and uncertainties include recent net losses and anticipated operating losses, general economic and real estate risks in the areas in which the Company has operations, competitive factors in the long-term care services industry, potential increases in operating costs (including staffing and labor costs), complying with and potential changes in government regulation, the substantial debt obligations of the Company, Management Contract Obligations and prepayment rights of limited partners, the need for additional financing, potential development delays and cost overruns relating to the Company's development plan, possible defaults and/or bankruptcies relating to Multi-Family Properties, liabilities arising from general partner status, difficulties of managing rapid expansion, the Company's dependence on senior management and skilled personnel, the dependence on attracting seniors with sufficient resources to pay for the Company's services, possible environmental liabilities, restrictions imposed by laws benefiting disabled persons, liability and insurance risk, tax rates and policies, rates of interest and changes in accounting principles or the application of such principals to the Company.

          OVERVIEW

               The Company is a fully integrated provider of adult living accommodations and services which acquires, develops and manages adult living communities. The Company's revenues have been, and are expected to continue to be, primarily derived from Syndications of partnerships it organizes to acquire existing adult living communities. To the extent that the development plan to construct new adult living communities is successfully implemented, the Company anticipates that the percentage of its revenues derived from Syndications would decrease and the percentage of its revenues derived from newly constructed adult living communities would increase and, the Company believes, over time, become the primary source of the Company's revenues.

               The Company was formed pursuant to the merger of various Sub-Chapter S corporations which were wholly owned by the Principal Stockholders and the transfer of certain assets by and assumption of certain liabilities of (i) a partnership that was wholly owned by the Principal Stockholders and (ii) the Principal Stockholders individually. In exchange for the transfer of such stock and assets, the Principal Stockholders received shares of the Company's Common Stock. These transactions are collectively called the "reorganization". All of the assets and liabilities of the reorganization were transferred at historical cost. The reorganization was effective as of April 1, 1996. Prior to the reorganization, the various Sub-chapter S corporations and the partnership, which were wholly-owned by the Principal Stockholders, were historically reported on a combined basis.

               Historically, the Company has arranged for the acquisition and development of adult living and multi-family communities by utilizing mortgage financing and Syndications. These Syndicated adult living communities and the one Syndicated nursing home are managed by the Company but are owned by the respective Owning Partnerships and not by the Company.

               The Company enters into a management contract with each Owning Partnership pursuant to which the Company agrees to manage the Syndicated adult living community owned by such Owning Partnership. As part of the management fee arrangements, the management contract requires the Company, for a period not to exceed five years, to pay to the Owning Partnership (to the extent that cash flows generated by the property are not sufficient) amounts sufficient to fund the Management Contract Obligations. The Company, therefore, has no direct obligation to pay specified returns to limited partners. Rather, the Company is obligated pursuant to the management contract to pay to the Owning Partnership amounts sufficient to make the specified returns to the limited partners, to the extent the cash flows generated by the property are insufficient to do so. The Owning Partnership then distributes these amounts to the Investing Partnership which, in turn, distributes these amounts to the limited partners. As a result of the Management Contract Obligations, the Company essentially bears the risks of operations and financial viability of the related property for such five-year period. The management contract, however, rewards the Company for successful management of the property by allowing the Company to retain as an incentive management fee any cash flow generated by the property in excess of the amount needed to satisfy the Management Contract Obligations. After the initial five-year period, the limited partners are entitled to the same rate of return they were entitled to during the initial five-year period, but only to the extent there is sufficient cash flow from the property, and any amounts of cash flow available after payment of the specified return to limited partners are shared as follows: 40% to the Company as an incentive management fee and 60% for distribution to the limited partners. The management contract is not terminable during this five-year period and is terminable thereafter by either party upon thirty to sixty days notice. As part of the purchase price for the Purchased Interest paid by the Investing Partnership to the Company, the Company receives a 40% interest in sale and refinancing proceeds after certain priority payments to the limited partners.

               Future revenues, if any, of the Company relating to previously Syndicated adult living communities would primarily arise in the form of (i) deferred income earned on sales of the Purchased Interest in the related Owning Partnership, (ii) management fees, (iii) amounts payable by the Investing Partnerships to the Company in the event of the subsequent sale or refinancing of such communities, (iv) interest income on purchase notes receivable, and (v) earnings derived from the Company's equity interests in Owning Partnerships and Investing Partnerships. Future revenues, if any, of the Company relating to future Syndications of adult living communities would primarily arise from any initial profit recognized upon completion of the Syndication and from the same items listed in the previous sentence.

               The Company intends to continue to arrange for future acquisitions of existing adult living communities by utilizing mortgage financing and Syndications, and anticipates that between six and twelve communities will be acquired in this manner during the next two years. Future Syndications will require the allocation of funds generated by the Company to cover the Company's initial costs relating to the Syndication transactions (primarily any funds required to acquire the property above the amounts received from the mortgage financing obtained, the costs of any improvements to the property deemed necessary and the costs associated with arranging for the sale of the partnership interests). The Company typically pays these costs from the proceeds it receives from its sale of the Purchased Interests to the Investing Partnership. In addition, future Syndications may require the allocation of the Company's funds to satisfy any associated Management Contract Obligations (including payment of required returns for distribution to limited partners) that are not funded from the respective property's operations.

               The Company continually seeks adult living communities which it deems are good acquisition prospects. In deciding which properties it has and will acquire, the Company's senior management exercises its business judgement to determine which properties are good acquisition candidates and what constitutes an acceptable purchase price. There are no fixed criteria for these decisions, but rather, a number of factors are considered, including the size, location, occupancy history, physical condition, current income and expenses, quality of current management, local demographic and market conditions, existing competition and proposed entrants to the market.

               In Fiscal 1996 and 1997, the Company resyndicated three previously Syndicated adult living communities (each a "Resyndication") by acquiring them from the original Owning Partnerships, which acquisitions were arranged by utilizing mortgage financing and by arranging for the ownership of the properties by new Owning Partnerships and the Syndication of interests in new Investing Partnerships. Since two of these Resyndications occurred after the termination of the Management Contract Obligations for the respective properties, and the third Resyndication occurred towards the end of the Management Contract Obligations period for such property, the Resyndications have generally had the same impact on current and future revenues and expenses (i.e. an opportunity for new earnings and a new set of Management Contract Obligations) as the Syndication of a property acquired from an unaffiliated third party. The consent of the original limited partners is required and obtained for the sale of any Syndicated adult living community, including a sale accomplished through a Resyndication. In obtaining the consent of the limited partners to the Resyndications, the Company waived its rights to participate in the proceeds of sale received by the original Owning Partnerships. The Company does, however, recognize sales revenues and related cost of sales resulting in a net profit from the Resyndications. Each of the management contracts with the original Owning Partnerships was terminated. The Company manages the Resyndicated communities pursuant to new management contracts and has Management Contract Obligations thereunder. As the general partner of the original Owning Partnership and, in many cases, general partner of the original Investing Partnership, the Company had a fiduciary duty to make sure that the original limited partners received a fair price for the purchase of the property. Potential conflicts of interest regarding Resyndications may have existed because of the Company's roles as general partner of: each of the selling and acquiring Owning Partnerships; each of the acquiring Investing Partnerships; and, in some cases, the selling Investing Partnerships. The Company will not engage in Resyndication transactions in the future.

               The Company has instituted a development plan pursuant to which it has completed construction of four adult living communities, is nearing completion of the construction of three additional communities, has commenced construction on one additional community and intends to commence construction on between 30 and 34 additional new adult living communities over the next two years. The Company plans to own or lease pursuant to long-term operating leases or similar arrangements the adult living communities that are being developed under the plan. The Company will manage and operate each of the newly developed communities. The Company does not intend to Syndicate any of its newly developed adult living communities. The Company estimates that the cost of developing each new adult living community (including reserves necessary to carry the community through its lease-up period) utilizing mortgage financing will be approximately $9.5 million and utilizing long-term lease financing will be approximately $10 million. The Company expects to complete the construction of three of the four communities currently under construction by the end of the first quarter of fiscal 1998 and expects to complete construction of the remaining community under construction by the end of fiscal 1998. These four adult living communities, along with the four communities already completed pursuant to the development plan, contain an aggregate of approximately 1,150 adult living apartment units. The 30 to 34 additional new communities which the Company intends to commence construction on over the next two years will contain between 4,260 and 4,828 additional adult living apartment units. The Company will use a substantial portion of the proceeds of the Company's initial public offering which occurred in March, 1998, funds generated by its business operations, mortgage construction financing, the proceeds of anticipated refinancings of construction financing on, and/or sale-leasebacks of, stabilized, newly constructed communities, and may complete additional issuances of debt or equity securities to finance the development, construction and initial operating costs of additional new adult living communities. Two of the completed adult living communities and two of the adult living communities currently under construction are being financed, and will be operated, by the Company pursuant to long-term leases. The Company may use additional long-term leases or similar arrangements which require the investment of little or no capital on the part of the Company, to the extent necessary to proceed with this development plan.

               The Company derives its revenues from sales of general partnership interests in Owning Partnerships to Investing Partnerships, recognition of deferred income with respect to such sales of general partnerships interests, interest on notes received by the Company from such Investing Partnerships as part of the purchase price for the sale of such general partnership interests, and property management fees received by the Company:

          . Sales. Income from sales of general partnership interests in Owning Partnerships is recognized when the profit on the transaction is determinable, that is, the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. The Company determines the collectibility of the sales price by evidence supporting the buyers' substantial initial and continuing investment in the Syndicated adult living communities as well as other factors such as age, location and cash flow of the underlying property.

          . Syndication Fee Income. The Company earns Syndication fee income equal to the expenses of the Syndication which include commissions.

          . Deferred Income Earned. The Company has deferred income on sales to Investing Partnerships of interests in Owning Partnerships. The Company has arranged for the Syndications of Investing Partnerships which were formed to acquire controlling interests in Owning Partnerships which own adult living properties ("Adult Living Owning Partnerships"). In a typical Syndication, the Company enters into a management contract with the Adult Living Owning Partnership, pursuant to which the Company is required to pay, for a five-year period, any Management Contract Obligations not paid from cash flow from the related property. The amount of deferred income for each property is calculated in a multi-step process. First, based on the property's cash flow in the previous fiscal year, the probable cash flow for the property for the current fiscal year is determined and that amount is initially assumed to be constant for each remaining year of the Management Contract Obligations period (the "Initial Cash Flow"). The Initial Cash Flow is then compared to the Management Contract Obligations for the property for each remaining year of the five-year period. If the Initial Cash Flow exceeds the Management Contract Obligations for any fiscal year, the excess Initial Cash Flow is added to the assumed Initial Cash Flow for the following fiscal year and this adjusted Initial Cash Flow is then compared to the Management Contract Obligations for said following fiscal year. If the Initial Cash Flow is less than the Management Contract Obligations for any fiscal year, a deferred income liability is created in an amount equal to such shortfall and no adjustment is made to the Initial Cash Flow for the following year. As this process is performed for each property on a quarterly basis, changes in a property's actual cash flow will result in changes to the assumed Initial Cash Flow utilized in this process and will result in increases or decreases to the deferred income liability for the property. Any deferred income liability created in the year the interest in the Owning Partnership is sold increases the cost of sales for that period. The payment of the Management Contract Obligations, however, will generally not result in the recognition of expense unless the property's actual cash flow for the year is less than the Initial Cash Flow for the year, as adjusted, and as a result thereof, the amount paid by the Company in respect of the Management Contract Obligations is greater than the amount assumed in establishing the deferred income liability (such excess amount is included as a component of cost of sales). If, however, the property's actual cash flow is greater than the Initial Cash Flow for the year, as adjusted, the Company's earnings will be enhanced by the recognition of deferred income earned and, to the extent cash flow exceeds Management Contract Obligations, incentive management fees. The Company recognized such incentive management fees in the amount of $3.3 million, $1.2 million and $2.8 million for the years ended January 31, 1996, 1997 and 1998, respectively. The Company accounts for the Syndication of Investing Partnerships which were formed to acquire controlling interests in Owning Partnerships which own Multi-Family Properties ("Multi-Family Owning Partnerships") under the installment method. Under the installment method the gross profit is determined at the time of sale. The revenue recorded in any given year would equal the cash collections multiplied by the gross profit percentage. At the time of the sale, the Company deferred all future income to be recognized on each of these transactions. Losses on these properties are recognized immediately upon sale. Syndications relating to Multi-Family Owning Partnerships account for 87% of the Company's deferred income.

          . Interest Income. The Company has notes receivable with respect to Purchase Notes arising from the Syndication of adult living communities ("Adult Living Notes"). Such Adult Living Notes have stated interest rates ranging from 11% to 13.875% per annum and are due in installments over five years from the date the Investing Partnership acquired its interest in the Adult Living Owning Partnership. Each Adult Living Note represents senior indebtedness of the related Investing Partnership and is collateralized by the Investing Partnership's interest in the Adult Living Owning Partnership that owns the related adult living community. These properties generally are encumbered by mortgages. The mortgages generally bear interest at rates ranging from 8% to 9.5% per annum. The mortgages generally are collateralized by a mortgage lien on the related adult living communities. Principal and interest payments on each Adult Living Note also are collateralized by the investor notes payable to the Investing Partnership to which the limited partners are admitted.

               The Company also has notes receivable with respect to Purchase Notes arising from the Syndication of multi-family properties (" Multi-Family Notes"). Such Multi-Family Notes have maturity dates ranging from ten to fifteen years from the date the partnership interests were sold. Fifty-one of the 169 Multi-Family Notes have reached their final maturity dates and, due to the inability, in view of the current cash flows of the properties, to maximize the value of the underlying property at such maturity dates, either through a sale or refinancing, these final maturity dates have been extended by the Company. The underlying property relating to one extended Multi-Family Note was refinanced in Fiscal 1996 and such refinancing generated an approximate $800,000 payment to the Company under such Multi-Family Note. In addition, the Company anticipates that two more Multi-Family Properties relating to two other extended Multi-Family Notes will be refinanced in the first quarter of fiscal 1998. There can be no assurance that such refinancings will actually close. During the period such notes are extended, the Company will continue to receive the cash flow and sale or refinancing proceeds, if any, generated by the underlying properties. The Company expects that it may need to extend maturities of other Multi-Family Notes. The notes represent senior indebtedness of the related Investing Partnership and typically are collateralized by a 99% partnership interest in the Multi-Family Owning Partnership that owns the related Multi-Family Property. These properties are encumbered by mortgages, which generally bear interest at rates ranging from 7% to 12% per annum. The mortgages are typically collateralized by a mortgage lien on the related Multi-Family Property. Interest payments on each Multi-Family Note also are collateralized by the related investor notes.

          . Property Management Fees. Property management fees earned for services provided to related parties are recognized as revenue when related services have been performed.

          . Equity in Earnings from Partnerships. The Company accounts for its interest in limited partnerships under the equity method of accounting. Under this method the Company records its share of income and loss of the entity based upon its general partnership interest.

          .  Existing Defaults and Bankruptcies of Owning Partnerships.
          As described in "Liquidity and Capital Resources", fifteen of the Multi-Family Owning Partnerships are currently in default on their mortgages. Nine other Multi-Family Owning Partnerships, previously filed petitions seeking protection from foreclosure under Chapter 11 of the U.S. Bankruptcy Code. In addition, one Multi-Family Owning Partnership surrendered its property pursuant to an uncontested foreclosure sale of such property (this Multi-Family Owning Partnership along with the nine Multi-Family Owning Partnerships that filed bankruptcy petitions, are referred to herein as the "Protected Partnerships"). Seven of the Chapter 11 Petitions resulted in the respective Protected Partnerships losing their properties through foreclosure or voluntary conveyances of their properties. The remaining two Protected Partnerships successfully emerged from their bankruptcy proceedings by paying off their mortgages at a discount with the proceeds of new mortgage financings, resulting in these properties having current, fully performing mortgages. It is possible that the fifteen Multi-Family Owning Partnerships currently in default on their mortgages will also file Chapter 11 Petitions or lose their properties through foreclosure. In addition, there can be no assurance that other Multi-Family Owning Partnerships will not default on their mortgages, file Chapter 11 Petitions, and/or lose their properties through foreclosure. The Company neither owns nor manages these properties, nor is it the general partner of any Multi-Family Owning Partnerships, including the Protected Partnerships, but rather merely holds the related Multi-Family Notes and other receivables relating to Multi-Family Properties as receivables. The Company, therefore, has no liability in connection with these mortgage defaults or bankruptcy proceedings. Any such future mortgage defaults, however, could, and any such future filings of Chapter 11 Petitions or the loss of any such property through foreclosure would, cause the Company to realize a non-cash loss of up to the recorded value for such Multi-Family Note plus any related receivables, net of any deferred income recorded for such Multi-Family Note and any reserve for said note previously established by the Company (which would reduce such loss).

          RESULTS OF OPERATION

          . Revenues

               Total revenues for year ended January 31, 1998 ("Fiscal 1997") were $74.3 million as compared to $65.0 million for the year ended January 31, 1997 ("Fiscal 1996"), representing an increase of $9.3 million or 14.3%. Total revenues for Fiscal 1996 were $65.0 million compared to $68.7 million for the year ending January 31, 1996 ("Fiscal 1995"), representing a decrease of $3.7 million or 5.4%.

               Sales (income from the sale of partnership interests) for Fiscal 1997 were $38.1 million as compared to $36.0 million for Fiscal 1996, representing an increase of $2.1 million, or 5.8%. The increase in sales was attributable to more favorable Syndication terms in Fiscal 1997 as compared to Syndications completed in Fiscal 1996, as partially offset by the Syndication of properties with less initial cash flow in Fiscal 1997 as compared to the Syndications in Fiscal 1996. The terms of a Syndication become more favorable for the Company if there is an increase in the ratio of (a) the purchase price paid to the Company by the Investing Partnership for its interest in the Operating Partnership, to (b) the initial cash flow of the community. Sales for Fiscal 1996 were $36.0 million compared to $32.0 million for Fiscal 1995, representing an increase of $4.0
          million or 12.5%.   The increase in sales was attributable to the
          Syndication of properties with greater initial cash flow as compared to the Syndications in the prior period, as partially offset by less favorable Syndication terms as compared to Syndications completed in the earlier period.

               Syndication fee income for Fiscal 1997 was $7.9 million as compared to $7.7 million, representing an increase of $200,000 or 2.6%. The increase is attributable to higher total commissions paid relating to a greater sales volume in Fiscal 1997 as compared to Fiscal 1996. Syndication fee income for Fiscal 1996 was $7.7 million compared to $8.6 million for Fiscal 1995, a decrease of $900,000 or 10.5%. The decrease is attributable to a slightly lower commission rate for the Syndication of six Investing Partnerships during Fiscal 1996 as compared to the commission rate for the Syndication of six Investing Partnerships during Fiscal 1995.

               Deferred income earned for Fiscal 1997 was $7.3 million as compared to $5.0 million for Fiscal 1996, representing an increase of $2.3 million or 46%. The increase is attributable to the cash flows generated by adult living communities during Fiscal 1997 exceeding the estimates used to establish deferred income liabilities in Fiscal 1997 to a greater degree than such cash flow exceeded estimates in Fiscal 1996. Deferred income realized for Fiscal 1996 was $5.0 million as compared to $10.0 million for the Fiscal 1995, representing a decrease of $5.0 million or 50.0%. The decrease is attributable to (i) the cash flows generated by adult living communities in Fiscal 1995 exceeding the estimates used to establish deferred income liabilities for Fiscal 1995 to a greater degree than such cash flow in Fiscal 1996 exceeded estimates used to establish deferred income liabilities for Fiscal 1996; and (ii) the refinancing of a number of adult living communities during March 1996 which resulted in additional deferred income being earned in Fiscal 1995. In March 1996, the Company arranged for the refinancing of existing mortgages on seven adult living communities and initial mortgage financing on four adult living communities which had previously been acquired on an all cash basis, which resulted in the return of over $43.0 million of capital to limited partners and which reduced the Company's Management Contract Obligations with respect to such limited partners. Because the refinancings were committed to in Fiscal 1995 and closed before the completion of the Company's financial statements for Fiscal 1995, the Company recognized the effect on deferred income with respect to such refinanced properties in Fiscal 1995 rather than Fiscal 1996.

               Interest income for Fiscal 1997 was $12.1 million as compared to $13.8 million for Fiscal 1996, representing a decrease of $1.7 million or 12.3%. The decrease is attributable to (i) the accelerated receipt of interest payments in Fiscal 1996 due to the refinancing of a number of adult living communities (which includes the initial mortgage financing of certain adult living communities that has been previously acquired without a mortgage) in March 1996, which reduced interest payments that otherwise would have been received in Fiscal 1997, and (ii) a reduction of interest income due to the refinancings of the adult living communities which resulted in the prepayment of mortgages which were previously assets of the Company as partially offset by interest payments realized on Multi-Family notes as a result of excess refinancing proceeds received as a result of mortgage debt restructurings on four Multi-Family Properties. Interest income for Fiscal 1996 was $13.8 million compared to $12.7 million for Fiscal 1995, an increase of $1.1 million or 8.7%. The refinancing of a number of adult living communities in March 1996 resulted in the return of over $43.0 million of capital to limited partners, thereby accelerating the receipt of scheduled interest payments received by the Company in the three months ending April 30, 1996. This accelerated receipt of scheduled interest payments in the three months ended April 30, 1996 caused interest income for Fiscal 1996 to be greater than interest income for Fiscal 1995, but was partially offset by a reduction of interest income due to the prepayment of mortgages held by the Company, which resulted from the adult living refinancings. In addition, this increase in interest income was partially offset by a decrease in Fiscal 1996 of the cash flow generated by various Multi-Family Properties, which the Company receives as interest income, as compared to such cash flows generated in Fiscal 1995.

               Property management fees from related parties for Fiscal 1997 was $3.7 million as compared to $2.1 million for Fiscal 1996, representing an increase of $1.6 million or 76.2%. The increase is primarily attributable to the cash flows from the underlying Owning Partnerships exceeding the specified rate of return to the limited partners in Fiscal 1997 to an extent greater than in Fiscal 1996. Property management fees from related parties was $2.1 million in Fiscal 1996 as compared to $4.1 million in Fiscal 1995, representing a decrease of $2.0 million or 48.8%. This decrease is attributable to (i) operating expenses (including maintenance and repair expenses) increasing at a rate greater than historically, as partially offset by increases in rental revenues, (ii) a decrease in the average occupancy of the Company's portfolio of adult living communities,
          (iii) the increased debt service on various adult living communities due to the refinancing of such properties (which include the initial mortgage financing of certain properties that had been previously acquired without mortgage financing) in March 1996, which reduced the cash flow produced by such properties and the incentive management fees these properties generate to a greater extent than the resulting reduction of the Company's Management Contract Obligations in Fiscal 1996 due to said refinancing, and (iv) the establishment of capital improvement reserves pursuant to the terms of the newly refinanced loans, which reserves reduce the cash flow and incentive management fees these properties generate.

               Equity in earnings from partnerships was $500,000 in Fiscal 1997 as compared to $400,000 in Fiscal 1996, representing an increase of $100,000 or 25%. The increase is attributable to the Syndication of additional properties in which the Company retains a general partnership interest. Equity in earnings from partnerships was $400,000 for Fiscal 1996 and Fiscal 1995, representing no change.

               The Company realized other income of $4.7 million in Fiscal 1997. Two Protected Partnerships successfully emerged from their bankruptcy proceedings in January, 1998 by paying off their mortgages at a discount with the proceeds of new mortgage financings, resulting in these properties having current, fully performing mortgages. This allowed the Company to recognize non-cash other income of $3.1 million see "Liquidity and Capital Resources". Approximately $1.0 million of this non-cash income resulted from the reduction of certain previously established reserves associated with the Company's notes and receivables.
          The remaining $600,000 of this non-cash income resulted from the write-off of liabilities which are no longer required. The Company recognized other income for Fiscal 1995 of $1.0 million which resulted from the restructuring and reduction of a development fee obligation of the Company. There was no other income in Fiscal 1996.

          . Cost of Sales

               Cost of sales (which includes (i) the cash portion of the purchase price for Syndicated adult living communities plus related transaction costs and expenses and (ii) any payments in respect of Management Contract Obligations) for Fiscal 1997 was $33.6 million as compared to $34.0 million for Fiscal 1996, representing a decrease of $400,000 or 1.0%. The decrease is primarily attributable to the lesser aggregate cash portion of the purchase prices of the adult living communities acquired and Syndicated in Fiscal 1997 as compared to the cash portion of the purchase prices of the adult living communities acquired and Syndicated in Fiscal 1996 as partially offset by increased funding due to Management Contract Obligations in Fiscal 1997 as compared to Fiscal 1996. Cost of sales as a percentage of sales and syndication fee income was 73.0% in Fiscal 1997 as compared to 77.8% in Fiscal 1996. The decrease is attributable to the ability to obtain more favorable mortgage financings for the acquisitions as partially offset by (i) less favorable terms when acquiring adult living communities (in view of the relationship between the initial cash flow generated by the properties and their purchase prices), and (ii) increased funding due to Management Contract Obligations. Cost of sales for Fiscal 1996 was $34.0 million as compared to $27.7 million for Fiscal 1995, representing an increase of $6.3 million or 22.7%. The increase is attributable to increased funding due to Management Contract Obligations in Fiscal 1996 as compared to Fiscal 1995. Cost of sales as a percentage of sales and syndication fee income was 77.8% in Fiscal 1996 as compared to 68.2% in Fiscal 1995. The increase is attributable to increased funding due to Management Contract Obligations, as partially offset by the Company's ability to acquire properties on more favorable terms and to obtain more favorable mortgage financings for its acquisitions (i.e.higher loan-to-value ratios which reduces the cash portion of the purchase prices and preferred interest rates) in Fiscal 1996 as compared to Fiscal 1995.

               Several factors, including the decline of the real estate market in the late 1980's and early 1990's, which resulted in a number of distressed property sales and limited competition from other prospective purchasers, allowed the Company to acquire existing adult living communities at such time on relatively favorable terms. Mortgage financing, however, was generally either not available or available only on relatively unattractive terms during this period, which made acquisitions more difficult because they either required large outlays of cash or the use of mortgage financing on relatively unfavorable terms. During the last several years, several factors have contributed towards a trend to less favorable terms for acquisitions of adult living communities, including a recovery in the market for adult living communities and increased competition from other prospective purchasers of adult living communities. The Company, however, has been able to obtain mortgage financing on increasingly favorable terms (i.e. the Company has obtained mortgages for a greater percentage of the purchase price and at preferred interest rates). These factors, combined with an overall reduction of interest rates, have partially offset the factors that have led to more unfavorable acquisition terms. A significant change in these or other factors (including, in particular, a significant rise in interest rates) could prevent the Company from acquiring communities on terms favorable enough to offset the start-up losses of newly-developed communities as well as the Company's debt service obligations, Management Contract Obligations and the Company's selling, and general and administrative expenses.

          . Selling Expenses

               Selling expenses for Fiscal 1997 was $7.6 million as compared to $7.2 million for Fiscal 1996 representing an increase of $400,000 or 5.6%. The increase is attributable to higher commissions paid on a greater sales volume for Syndications completed in Fiscal 1997 as compared to Fiscal 1996. Selling expenses for Fiscal 1996 was $7.2 million as compared to $7.7 million for Fiscal 1995, representing a decrease of $500,000 or 6.5%. The decrease is attributable to a lower commission rate paid on a higher sales volume for Syndications completed in Fiscal 1996 as compared to the commission rate and sales volume for Syndications completed in Fiscal 1995.

          . Interest Expense

               Interest expense for Fiscal 1997 was $19.4 million as compared to $16.4 million for Fiscal 1996, representing an increase of $3.0 million or 18.3%. The increase is attributable to an increase in the principal amount of debt and an increase in interest rates for such debt during Fiscal 1997 as compared to Fiscal 1996, as partially offset by the elimination of certain of the Company's mortgage debt due to the refinancing of two adult living communities in March 1996 and the refinancing of a third adult living community in July 1996. Interest expense for Fiscal 1996 was $16.4 million as compared to $15.8 million in Fiscal 1995, representing an increase of $600,000 or 3.8%. The increase can be primarily attributed to increases in debt and related interest rates on such debt during the period as partially offset by decreases in debt due to the refinancing of two adult living communities in March 1996. Until the refinancings, the mortgages on the two communities were direct obligations of the Company and the corresponding interest payments were included in the Company's interest expense. These mortgages are now direct obligations of the Owning Partnerships that own these properties and the corresponding interest payments are no longer included in the Company's interest expense. Interest Expense included interest payments on Debenture Debt which had an average interest rate of 12.05% per annum in Fiscal 1996 and 1997 and was secured by the Purchase Note Collateral. During Fiscal 1996 and 1997, total interest expense with respect to Debenture Debt was approximately $9.2 million and $8.4 million respectively and the $3.0 million respectively of interest and related payments to the Company, which was $6.9 million and $5.4 million respectively less than the amount required to pay interest on the Debenture Debt.

          . General and Administrative Expenses

               General and administrative expenses were $8.4 million in Fiscal 1997 as compared to $7.8 million in Fiscal 1996, representing an increase of $600,000 or 7.7%. The increase is attributable to increases in professional fees, salary cost and other office expenses in managing and arranging for the acquisition of the Company's portfolio of Syndicated adult living communities which increased by six in Fiscal 1997, as partially offset by the capitalization of expenses relating to the implementation of the Company's development program. General and administrative expenses for Fiscal 1996 was $7.8 million as compared to $7.9 million in Fiscal 1995, representing a decrease of $100,000 or 1.3%. The decrease is attributable to the capitalization of expenses relating to the implementation of the Company's development program, which became significant during the year, as partially offset by increases in salary costs and other office expenses in implementing the Company's development program and in managing and arranging for the acquisition of the Company's adult living communities portfolio which increased by four adult living communities in Fiscal 1996.

          . Loss on Impairment of Notes and Receivables

               The Company realized a non-cash loss on impairment of notes and receivables of $18.4 million in Fiscal 1996 as compared to no such loss for Fiscal 1997, Fiscal 1995 or Fiscal 1994. These losses equal the recorded value, net of deferred income and reserves, of Multi-Family Notes and the related "Other Partnership Receivables" relating to nine Multi-Family Owning Partnerships which filed petitions under Chapter 11 of the U.S. Bankruptcy Code seeking protection from foreclosure actions and one Multi-Family Owning Partnership that surrendered its property pursuant to an uncontested foreclosure sale of such property. As a result of the related transfers by the Principal Stockholders and one of their affiliates of additional assets to the Investing Partnerships which issued such Multi-Family Notes, the Company recorded a contribution to capital of $21.3 million. See -- "Liquidity and Capital Resources."

          . Write-off of Registration Costs

               The Company expensed approximately $3.1 million of costs relating to its proposed initial public offering of equity securities in Fiscal 1997. Such costs were incurred prior to April 30, 1997.

          . Officers' Compensation

               Officers' compensation was $1.2 million for Fiscal 1997, Fiscal 1996 and Fiscal 1995.

          . Depreciation and Amortization

               Depreciation and amortization consists of amortization of deferred debt expense incurred in connection with debt issuance. Depreciation and amortization for Fiscal 1997 was $3.3 million as compared to $3.3 million for Fiscal 1996, representing no change. Depreciation and amortization was $3.3 million in Fiscal 1996 as compared to $2.6 million in Fiscal 1995, representing an increase of $700,000 or 26.9%. The increase is attributable primarily to the prepayment of debt which resulted in the acceleration of the unamortized portion of the related costs and also to the issuance of additional Debenture Debt and Unsecured Debt in Fiscal 1995 which had its full amortization impact in Fiscal 1996.

          LIQUIDITY AND CAPITAL RESOURCES

               The Company historically has financed operations through cash flow generated by operations, Syndications and borrowings consisting of Investor Note Debt, Unsecured Debt, Mortgage Debt and Debenture Debt. Now that the Company has completed development of four newly-developed adult living communities, the ownership and operation of these communities is an additional source of cash flow. The Company's principal liquidity requirements are for payment of operating expenses, costs associated with development of new adult living communities, debt service obligations, and Management Contract Obligations.

               Cash flows used by operating activities for Fiscal 1997 were $11.3 million and were comprised of (i) net loss of $2.5 million less (ii) adjustments for non-cash items of $5.0 million less
          (iii) the net change in operating assets and liabilities of $3.9 million. The adjustments for non-cash items is comprised of depreciation and amortization of $3.3 million, plus write-off of registration costs of $3.1 million, offset by deferred income earned of $7.3 million reduction of impairment reserves on notes and receivables of $1.0 million and non-cash other income of $3.1 million. The net change in operating assets and liabilities of $3.9 million was primarily attributable to an increase in notes and receivables and accrued interest on notes and receivables of $7.7 million. Approximately 27% of the increase in notes and receivables was attributable to an increase in Adult Living Notes due to new Syndications as offset by principal reductions on Adult Living Notes relating to previous Syndications, approximately 65% of the increase in notes and receivables were attributable to an increase in other partnership receivables primarily due to advances made to Multi-Family Owning Partnerships, and approximately 8% of the increase in notes and receivables was attributable to an increase in accrued interest receivable, which represents the accrual of interest on the Multi-Family Notes. The Multi-Family Notes accrue interest based on the collectibility of such interest. The proceeds from the collection of the investor notes pay interest on the related Multi-Family Notes. The investors make one annual payment on their investor notes every January. Interest on the Multi-Family Notes accrues during each fiscal year as the annual collection date for the related investor notes draws nearer. The increase in accrued interest on Multi-Family Notes, therefore, is not reflective of any impairment of Multi-Family Notes. Cash flows provided by operating activities for Fiscal 1996 were $2.5 million and were comprised of: (i) net loss of $23.3 million plus
          (ii) adjustments for non-cash items of $16.7 million plus (iii) the net change in operating assets and liabilities of $9.1 million. The adjustments for non-cash items is comprised of depreciation and amortization of $3.3 million and loss on impairment of receivables of $18.4 million less deferred income earned of $5.0 million. Cash flows provided by operating activities for Fiscal 1995 were $1.0 million and were comprised of: (i) net income of $5.8 million less (ii) adjustments for non-cash items of $7.4 million plus (iii) the net change in operating assets and liabilities of $2.6 million. The adjustments for non-cash items is comprised of depreciation and amortization of $2.6 million offset by deferred income earned of $10.0 million.

               Net cash used by investing activities for Fiscal 1997 of $20.4 million was comprised of the increase in the investment in the adult living communities the Company is currently constructing and the increase in investments in general partner interests in adult living communities. Net cash used by investing activities for Fiscal 1996 of $7.2 million was comprised of the increase in the investment in the adult living communities the Company is currently constructing and the increase in investments and general partner interests in Syndicated adult living communities for the period offset by a decrease in investments due to the distribution of refinancing proceeds due to the Company's portion of general partner interests in adult living communities. Net cash used by investing activities for Fiscal 1995 of $567,000 was comprised of the increase in investments in general partner interests in adult living communities.

               Net cash provided by financing activities for Fiscal 1997 of $29.5 million was comprised of (i) proceeds from the issuance of new debt of $63.4 million less debt repayments of $44.2 million plus (ii) proceeds from construction mortgage financing of $19.8 million less (iii) payments of notes payable of $400,000 plus
          (iv) increase in notes payable of $4.5 million less (v) the increase in other assets of $13.6 million. Net cash used by financing activities for Fiscal 1996 of $900,000 was comprised of: (i) proceeds from the issuance of new debt of $57.8 million less debt repayments of $55.3 million plus (ii) proceeds from construction mortgage financing of $2.8 million less (iii) payments of notes payable of $200,000 less (iv) distributions paid of $800,000 and less (v) the increase in other assets of $3.4 million due to the capitalization of costs relating to the development and construction of new properties and the issuance of new debt offset by the amortization of loan costs primarily in connection with Debenture Debt. Net cash provided by financing activities for Fiscal 1995 of $6.6 million was comprised of: (i) proceeds from the issuance of new debt of $52.0 million less debt repayments of $39.3 million less (ii) payments of notes payable of $1.6 million less (iii) distributions paid of $1.7 million and less (iv) the increase in other assets of $2.8 million due to the capitalization of loan costs primarily in connection with Debenture Debt.

               At January 31, 1998, the Company had total indebtedness, excluding accrued interest, of $160.9 million, consisting of $65.5 million of Debenture Debt, $66.2 million of Unsecured Debt, $5.0 million of Mortgage Debt and $24.2 million of Investor Note Debt, and the Company had cash and cash equivalents at January 31, 1998 of $12.3 million.

               Of the principal amount of total indebtedness at January 31, 1998, $25.5 million becomes due in the fiscal year ending January 31, 1999; $38.6 million becomes due in the fiscal year ending January 31, 2000; $25.6 million becomes due in the fiscal year ending January 31, 2001; $32.4 million becomes due in the fiscal year ending January 31, 2002; $15.1 million becomes due in the fiscal year ending January 31, 2003, and the balance of $23.7 million becomes due thereafter. Of the amount maturing in the fiscal year ending January 31, 1999, $2.3 million is Investor Note Debt which the Company expects to repay through the collection of investor notes. The balance, approximately $23.2 million, includes $2.4 million of Debenture Debt and $20.8 million of Unsecured Debt, a portion of which the Company expects to repay through funds generated by the Company's business operations and the balance of which the Company expects to refinance by the issuance of new debt.

               The Company's debt obligations contain various covenants and default provisions, including provisions relating to, in some obligations, certain Investing Partnerships, Owning Partnerships or affiliates of the Company. Under the Capstone agreements the Company is required to maintain a net worth in an amount no less than 75% of the net worth of the Company immediately after the close of the Company's initial public offering, which took place in March 1998. The Company has experienced fluctuations in its net worth over the last several years. At January 31, 1995, the Company had a net worth of $30.7 million, at January 31, 1996, the Company had a net worth of $34.8 million, at January 31, 1997, the Company had a net worth of $32.0 million, and at January 31, 1998, the Company had a net worth of $26.4 million. On a pro forma basis, after giving effect to the initial public offering which closed in March 1998, the Company would have had a net worth of $50.0 million at January 31, 1998. Pursuant to the Capstone Agreement, the Company is required to maintain a net worth of no less than $37.6 million. Certain obligations of the Company contain covenants requiring the Company to maintain maximum ratios of the Company's liabilities to its net worth.
          The most restrictive covenant requires that the Company maintain a ratio of "loans and accrued interest payable" to consolidated net worth of no more than 7 to 1. At January 31, 1997 and 1998, the Company's loan and accrued interest to consolidated net worth ratio was 4.5 to 1 and 6.1 to 1, respectively and would have been
          3.2 to 1 on January 31, 1998 on a pro forma basis, after giving effect to the initial public offering which closed in March 1998. In addition, certain obligations of the Company provide that an event of default will arise upon the occurrence of a material adverse change in the financial condition of the Company or upon a default in other obligations of the Company.

               The Company has utilized mortgage financing and Syndications to arrange for the acquisitions of the adult living communities it operates and intends to continue this practice for future acquisitions of existing adult living communities. The Company does not intend to Syndicate its newly developed communities.
          The limited partnership agreements of the Investing Partnerships provide that the limited partners are entitled to receive for a period not to exceed five-years specified distributions equal to 11% to 12% per annum of their then paid-in scheduled capital contributions. Pursuant to the management contracts with the Owning Partnerships, for such five-year period, the Company has Management Contract Obligations. During Fiscal 1996 and 1997, the adult living communities with respect to which the Company had such Management Contract Obligations distributed to the Company, after payment of all operating expenses and debt service, an aggregate of $9.7 million and $11.0 million, respectively, for application to the Company's Management Contract Obligations. During such periods, the Company's Management Contract Obligations exceeded such distributions by an aggregate of $5.6 million and $6.4 million, respectively. Of the $5.6 million the Company paid in respect to Management Contract Obligations for Fiscal 1996 (i) approximately 64% was attributable to difficulties the Company experienced in renting a sufficient number of adult living units relating to two Syndications involving multi-family properties that the Company acquired from third parties and believed could successfully be converted to adult living communities (the conversion of one of these properties to an adult living community is continuing and is currently 80% occupied by adult living residents, and the conversion of the other property was unsuccessful and the property is being operated as a multi-family property by a third-party managing agent) and one underperforming adult living community, (ii) approximately 27% was attributable to operating expenses (including maintenance repairs and costs) increasing at a greater rate than historically, as partially offset by increases in rental revenues, and (iii) approximately 9% was attributable to the increased debt service, including the establishment of capital improvement reserves, on certain adult living communities due to the refinancing of such adult living communities (which includes the initial mortgage financing of certain adult living communities that had been previously acquired without a mortgage), which refinancings reduced the cash flow generated by such adult living communities to a greater extent than the resulting reduction of the Company's Management Contract Obligations relating to such properties. As a result of the refinancings, $43 million was distributed to limited partners as a return of capital. This return of capital reduced the amount of capital upon which the Company has Management Contract Obligations. Of the $6.4 million the Company paid in respect to Management Contract Obligations for Fiscal 1997 (i) approximately 45% was attributable to operating expenses (including maintenance and repair costs) increasing at a greater rate than historically, as partially offset by increases in rental revenues, (ii) approximately 33% was attributable to the decrease in the average occupancy of the Company's portfolio of adult living communities, and (iii) approximately 22% was attributable to difficulties the Company experienced in renting adult living units relating to one Syndicated adult living community which had been converted from a multi-family property (which community is currently 80% occupied by adult living residents) and one underperforming adult living community.

               The aggregate amount of Management Contract Obligations relating solely to returns to limited partners based on existing management contracts is $15.4 million for Fiscal 1998, which will increase to $17.4 in Fiscal 1999, and decrease to $16.4 million in Fiscal 2000, decrease to $11.2 million in Fiscal 2001 and decrease to $2.4 million in Fiscal 2002. Such amounts of Management Contract Obligations are calculated based upon all remaining scheduled capital contributions with respect to fiscal years 1998 through 2002. Actual amounts of Management Contract Obligations in respect of such contracts will vary based upon the timing and amount of such capital contributions. Furthermore, such amounts of Management Contract Obligations are calculated without regard to any cash flow the related properties may generate, which would reduce such obligations, and are calculated without regard to the Management Contract Obligations and property cash flows relating to future Syndications.

               The Company anticipates that for at least the next two years, the aggregate Management Contract Obligations with respect to existing and future Syndications will exceed the aggregate cash flow generated by the related properties, which will result in the need to utilize cash generated by the Company from sources other than the operations of the Syndicated adult living communities to meet its Management Contract Obligations (including payment of required returns for distribution to limited partners) for these periods. In general, the payment of expenses arising from obligations of the Company, including Management Contract Obligations, have priority over earnings that might otherwise be available for distribution to stockholders.

               The initial five-year term of the management contracts and the related Management Contract Obligations have expired for 10 Owning Partnerships and their fourteen related Investing Partnerships. Although the Company has no obligation to fund operating shortfalls after the five-year term of the management contracts, as of January 31, 1998, the Company had advanced an aggregate of approximately $500,000 to two of these Owning Partnerships to fund operating shortfalls. In both cases, the Company had arranged for Syndications involving multi-family properties that the Company acquired from third parties and believed could be successfully converted to adult living communities. One of these conversion attempts was unsuccessful and the property is now being operated as a multi-family property by a third-party managing agent. The other property has experienced difficulties in its conversion to an adult living community, but the conversion process is continuing. These advances are recorded as "Other Partnership Receivables" on the Company's Consolidated Balance Sheet. The Company has no present intention to attempt other conversions of multi-family properties to adult living communities. From time to time, the Company has also made discretionary payments to Owning Partnerships beyond the Management Contract Obligations period for the purpose of making distributions to limited partners.

               The refinancings of a number of adult living communities in Fiscal 1996 resulted in over $43 million being returned to limited partners, which reduced the amount of capital upon which the Company is obligated to make payments in respect of the Management Contract Obligations. The amount paid by the Company with respect to its Management Contract Obligations for Fiscal 1996 was partially offset by an increase in interest income received by the Company for Fiscal 1996, which was also the result of the refinancings. While the refinancings increased the Company's funding of Management Contract Obligations in the short term, the long term effect will be a reduction of the Company's Management Contract Obligations relating to the refinanced properties. The capital that was returned to the limited partners (which causes the reduction in the Company's Management Contract Obligations) was applied first to the later years in which their capital contributions are due and then to the earlier years. The refinancings, therefore, reduce the Company's Management Contract Obligations more in future years than in the current year and the following year. The aggregate amount of the Company's Management Contract Obligations will depend upon a number of factors, including, among others, the expiration of such obligations for certain partnerships, the cash flow generated by the properties and the terms of future Syndications. The Company anticipates that for at least two years the Management Contract Obligations with respect to existing and future Syndications will exceed the cash flow generated by the related properties, which will result in the need to utilize funds generated by the Company from sources other than the operations of the Syndicated adult living communities to make Management Contract Obligations payments. The Company intends to structure future Syndications to minimize the likelihood that it will be required to utilize the cash it generates to pay amounts utilized to pay Management Contract Obligations, but there can be no assurance that this will be the case.

               In the past, limited partners have been allowed to prepay capital contributions. The percentage of the prepayments received upon the closings of the sales of limited partnership interests in Investing Partnerships averaged 60.9% in Fiscal 1995, 65.7% in Fiscal 1996 and 78.8% for Fiscal 1997.
          Prepayments of capital contributions do not result in the prepayment of the related Purchase Notes held by the Company. Instead, such amounts are loaned to the Company by the Investing Partnership. As a result of such loans and crediting provisions of the related purchase agreements, the Company records the Purchase Notes net of such loans. Therefore, these prepayments act to reduce the recorded value of the Company's note receivables and reduce interest income received by the Company. Pursuant to the terms of the offerings, the Company has the option not to accept future prepayments by limited partners of capital contributions. The Company has not determined whether it will continue to accept prepayments by limited partners of capital contributions.

               The Company holds 169 Multi-Family Notes which are secured by controlling interests in Multi-Family Owning Partnerships which own 128 Multi-Family Properties. Although it has no obligation to do so, the Company has also made advances to various Multi-Family Owning Partnerships to support the operation of their properties, which advances are recorded as "Other Partnership Receivables" on the Company's Consolidated Balance Sheet. The Multi-Family Notes and the Other Partnership Receivables entitle the Company to receive all cash flow and sale or refinancing proceeds generated by the respective Multi-Family Property until the Multi-Family Note and Other Partnership Receivables are satisfied. As of January 31, 1998, the recorded value, net of deferred income, of Multi-Family Notes was $107.3 million. All but approximately $1.6 million of the $60.3 million of "Other Partnership Receivables" recorded on the Company's Consolidated Balance Sheet as of January 31, 1998 relate to advances to Multi-Family Owning Partnerships. (See Note 4 of Notes to the Company's Consolidated Financial Statements.)

               The Multi-Family Notes relating to the Protected Partnerships were first deemed impaired when the mortgages on their respective properties went into default, which defaults occurred between August 1989 and June 1994. Once in default, the holders of these mortgages assigned them to the United States Department of Housing and Urban Development ("HUD"). The Protected Partnerships then attempted to negotiate, and in some cases obtained, workout agreements with HUD. Although it could temporarily lower or suspend debt service payments during the term of a workout agreement, HUD, unlike a conventional lender, did not have the legal authority to restructure the defaulted mortgages it holds by permanently lowering interest rates or reducing the principal amount of such mortgages. HUD then sold the mortgages (subject to those workout agreements which were in place) at auctions in September 1995 and June 1996. Since the new mortgage holders did not have HUD's legal constraints as to the restructuring of mortgages they hold, the Protected Partnerships began negotiations with the new holders to restructure their mortgages or purchase them at a discount. The Protected Partnerships could not reach agreement with the new mortgage holders and such new mortgage holders began to threaten and institute foreclosure proceedings. In July 1996, the Principal Stockholders and one of their affiliates assigned partnership interests in 12 partnerships that own 12 multi-family properties located in various towns and cities in Georgia and South Carolina (the "Assigned Interests") to the Investing Partnerships that own interests in the Protected Partnerships, which Assigned Interests were owned personally by the Principal Stockholders and their affiliate and provided additional assets at the Investing Partnership level and, as a result, additional
          security for the related Multi-Family Notes.   Seven of the
          Protected Partnerships filed Chapter 11 Petitions in August 1996, two of the Protected Partnerships filed Chapter 11 Petitions in February 1997, and one of the Protected Partnerships did not file a Chapter 11 Petition and allowed the holder of the mortgage to foreclose on its property due to the unlikelihood of confirming a plan of reorganization. The Company neither owns nor manages these properties, nor is it the general partner of any Multi-Family Owning Partnerships, including the Protected Partnerships, but rather, merely holds the related Multi-Family Notes and Other Partnership Receivables as receivables. The Company, therefore, has no liability in connection with these mortgage defaults or bankruptcy proceedings.

               The Company established appropriate reserves during these time periods to reflect the varying extent of impairment of the applicable Multi-Family Notes in view of the state of facts at such times. The bankruptcy petitions and risk of loss faced by the Protected Partnerships caused the related Multi-Family Notes and receivables to be deemed fully impaired. As a result, the Company recorded a non-cash loss in Fiscal 1996 in the amount of $18.4 million (representing the recorded value of these Multi-Family Notes and receivables, net of deferred income and any previously established reserves). In that the Principal Stockholders transferred the Assigned Interests in July 1996, the Company recorded a $21.3 million capital contribution in Fiscal 1996. As a result of the transfer by the Principal Stockholders and their affiliate of the Assigned Interests and the additional security provided thereby, the Company believes that the outcome of the bankruptcy proceedings has not affected its ability to collect on those Multi-Family Notes and receivables.

               Seven of the Chapter 11 Petitions resulted in the respective Protected Partnerships losing their properties through foreclosure or voluntary conveyances of their properties. The remaining two Protected Partnerships successfully emerged from their bankruptcy proceedings in January 1998 by paying off their mortgages at a discount with the proceeds of new mortgage financings, resulting in these properties having current, fully performing mortgages. This allowed the Company to recognize non-cash other income of $3.1 million. The two Investing Partnerships related to these two Protected Partnerships have transferred the respective Assigned Interests back to the Principal Stockholders and their affiliate. This transfer is recorded as a non-cash distribution to the Principal Stockholders for the release of the previously assigned collateral of $3.1 million in Fiscal 1997.

               Fifteen of the Multi-Family Owning Partnerships remain in default on their respective mortgages. As of January 31, 1998, the recorded value, net of deferred income, of the Multi-Family Notes and "Other Partnership Receivables" held by the Company relating to these fifteen Multi-Family Owning Partnerships was $32.7 million. The Company has established reserves of $10.1 million to address the possibility that these notes and receivables may not be collected in full. It is possible that other Multi-Family Owning Partnerships which are in default of their mortgages will file bankruptcy petitions or take similar actions seeking protection from their creditors.

               In addition, many of the Multi-Family Properties are dependent to varying degrees on housing assistance payment contracts with the United States government, most of which will expire over the next few years. In view of the foregoing, there can be no assurance that other Multi-Family Owning Partnerships will not default on their mortgages, file bankruptcy petitions, and/or lose their properties through foreclosure. The Company neither owns nor manages these properties, nor is it the general partner of these Multi-Family Owning Partnerships, but rather, holds the related Multi-Family Notes and Other Partnership Receivables as receivables. Any such future mortgage defaults could, and any such future filings of Chapter 11 Petitions or the loss of any such property through foreclosure would, cause the Company to realize a non-cash loss equal to the recorded value of the applicable Multi-Family Note plus any related Other Partnership Receivables, net of any deferred income recorded for such Multi-Family Note and any reserves for such Multi-Family Note and Other Partnership Receivables previously established by the Company, which would reduce such loss. In addition, the Company could be required to realize such a non-cash loss even in the absence of mortgage defaults, Chapter 11 Petitions or the loss of any such property through foreclosure if, at any time in which the Company's financial statements are issued, such note is considered impaired. Such impairment would be measured under applicable accounting rules. Such losses, if any, while non-cash in nature, could adversely affect the Company's business, operating results and financial condition.

               The Multi-Family Properties were typically built or acquired with the assistance of programs administered by HUD that provide mortgage insurance, favorable financing terms and/or rental assistance payments to the owners. As a condition to the receipt of assistance under these and other HUD programs, the properties must comply with various HUD requirements, including limiting rents on these properties to amounts approved by HUD. Most of the rental assistance payment contracts relating to the Multi-Family Properties will expire over the next few years. HUD has introduced various initiatives to restructure its housing subsidy programs by increasing reliance on prevailing market rents, and by reducing spending on future rental assistance payment contracts by, among other things, not renewing expiring contracts and by restructuring mortgage debt on those properties where a decline in rental revenues is anticipated. Due to uncertainty regarding the final policies that will result from these initiatives and numerous other factors that affect each property which can change over time (including the local real estate market, the provisions of the mortgage debt encumbering the property, prevailing interest rates and the general state of the economy) it is impossible for the Company to determine whether these initiatives will have an impact on the Multi-Family Properties and, if there is an impact, whether the impact will be positive or negative.

               Certain of the Multi-Family Owning Partnerships intend to take advantage of the new HUD initiatives and/or improving market conditions to either refinance their HUD-insured mortgages with conventional mortgage financing or restructure their HUD-insured mortgage debt. In some cases, the Multi-Family Owning Partnerships will make certain improvements to the properties and may not renew rental assistance contracts as part of a strategy to reposition those Multi-Family Properties as market-rate, non-subsidized properties. Six of such Multi-Family Owning Partnerships refinanced their HUD-insured mortgages with conventional mortgage financing and a number of others have applications for commitments pending. To the extent that any of these Multi-Family Owning Partnerships complete such actions, the Company believes that the ability of the Multi-Family Investing Partnerships to make payments to the Company on their respective Multi-Family Notes will be enhanced and accelerated. However, there can be no assurance that the Multi-Family Owning Partnership will be able to refinance their mortgages or will be able to successfully reposition any of the Multi-Family Properties.

               As previously described, the Protected Partnerships (and the other defaulting Multi-Family Owning Partnerships) have generated little or no cash flow and, therefore, the related Multi-Family Notes have contributed little or no interest income in the periods covered in the Consolidated Financial Statements of the Company. The Assigned Interests have, prior to their assignment to the Investing Partnerships, generated positive cash flows. To the extent the Assigned Interests continue to generate positive cash flows, the Company will be entitled to receive such amounts as interest income on the related Multi-Family Notes.

               The future growth of the Company will be based upon the continued acquisition and Syndication of existing adult living communities and the development of newly-constructed adult living communities, which the Company does not intend to Syndicate. The Company anticipates that it will acquire between six and twelve existing adult living communities over the next two years. It is anticipated that acquisitions of existing adult living communities will be arranged by utilizing a combination of mortgage financing and Syndications. In February, 1998, the Company entered into a contract to acquire an adult living community in Sacramento, California containing 88 apartment units. The Company regularly obtains acquisition mortgage financing from three different commercial mortgage lenders and, in view of its ready access to such mortgage financing, has not sought any specific commitments or letters of intent with regard to future, unidentified acquisitions. Similarly, the Company believes that it has sufficient ability to arrange for acquisitions of existing adult living communities in part by Syndications. In Fiscal 1996 and 1997, the Company acquired three previously Syndicated adult living communities (the "Resyndicated Communities") from the original Owning Partnerships, which acquisitions were arranged by utilizing mortgage financing and Resyndications. The Company manages the Resyndicated Communities pursuant to new management contracts and has Management Contract Obligations thereunder. The Company will not engage in other Resyndication transactions in the future.

               In a typical Syndication, limited partners agree to pay their capital contributions over a five-year period, and deliver notes representing the portion of their capital contribution that
          has not been paid in cash.   The Company borrows against  the
          notes delivered by limited partners to generate cash when needed, including to pursue its plan for the development of new adult living communities and to repay debt. The Company's present Investor Note Debt lenders do not have sufficient lending capacity to meet all of the Company's future requirements. However, the Company currently is negotiating with several new Investor Note Debt lenders which the Company believes will have sufficient lending capacity to meet all of the Company's foreseeable Investor Note Debt borrowing requirements on acceptable terms.

               The Company has instituted a development plan pursuant to which it has completed construction of four adult living communities, is nearing completion of the construction of three additional communities, has commenced construction on one additional community and intends to commence construction on between 30 and 34 additional new adult living communities over the next two years. The Company plans to own or lease pursuant to long-term operating leases or similar arrangements the adult living communities that will be developed under the plan. The Company will manage and operate each of the newly developed
          communities.   The Company estimates that the cost of developing
          each new adult living community (including reserves necessary to carry the community through its lease up period) utilizing mortgage financing will be approximately $9.5 million and utilizing long-term lease financing will be approximately $10 million. The Company expects to complete the construction of three of the four communities currently under construction by the end of the first quarter of fiscal 1998. The Company expects to complete construction of the remaining community currently under
          construction by the end of fiscal 1998.   These four adult living
          communities, along with the four communities already completed pursuant to the development plan, contain an aggregate of approximately 1,150 adult living apartment units. The 30 to 34 additional new communities which the Company intends to commence construction on over the next two years will contain between 4,260 and 4,828 additional adult living apartment units. The Company anticipates that the proceeds of the Company's recently completed initial public offering, funds generated by its business operations and construction mortgage financing will provide sufficient funds to pursue its development plan for at least 12 months at the projected rate of development. The Company will use the proceeds of anticipated refinancings of construction financing on, and/or sale-leasebacks of, stabilized, newly constructed communities at higher principal amounts than the original construction financing, additional long-term leases or similar forms of financing which require the investment of little or no capital on the part of the Company, or may use funds raised through the issuance of additional debt or equity securities, to continue with its development plan for more than the next 12 months at its projected rate of development. There can be no assurance that funds generated by these potential sources will be available or sufficient to complete the Company's development plan. In addition, there are a number of circumstances beyond the Company's control and which the Company cannot predict that may result in the Company's financial resources being inadequate to meet its needs. A lack of available funds may require the Company to delay, scale back or eliminate some of the adult living communities that are currently contemplated in its development plan.

               The first new communities being constructed pursuant to the Company's development plan are in Texas. The Company completed construction with mortgage financing for up to $7.0 million on an adult living community in Corpus Christi, Texas, for up to $7.3 million on an adult living community in Temple, Texas and is nearing the completion of construction on a site in Round Rock, Texas, with mortgage financing for up to $7.6 million, respectively. The Company has commenced construction with construction financing for $7.1 million on an adult living community in Tyler, Texas. The Company has acquired additional sites in Amarillo and South Shore, Texas, holds options to acquire one additional site in Texas and one additional site in Kansas and is negotiating with several additional lenders to obtain financing to develop these sites.

               The Company has, and may in the future, utilize long-term lease financing arrangements to develop and operate new communities. The Company has obtained up to $39 million of financing from Capstone for 100% of the development cost of four adult living communities that will be operated by the Company pursuant to long-term leases with Capstone. The Company has completed construction on two of these communities in San Angelo and El Paso, Texas, and is nearing completion of construction on the two remaining communities which are located in Wichita Falls and Abilene, Texas, respectively. Pursuant to this financing arrangement, Capstone acquired the properties and entered into a development agreement and a lease agreement with the Company with respect to each property. Each development agreement required that construction commence within 30 days after the acquisition of the property and be complete within 15 months of commencement. Each lease agreement will have a term of 15 years with three optional five-year renewal periods. The agreement requires a covenant that each community financed by Capstone maintain annualized earnings before certain deductions of at least 1.25 times the rent from the respective adult living community. The obligations under the development agreements are, and the obligations under the leases will be, direct obligations of the Company. The Company will be granted a right of first refusal and an option to purchase the properties.

               The Company is actively engaged in negotiations with other mortgage and long-term lease lenders to provide additional construction financing. The Company anticipates that most of the construction mortgage loans it obtains to finance the development and lease-up costs of new adult living communities will contain terms where the lender will fund approximately 80% of such costs, requiring the Company to contribute approximately 20% of such costs. The Company arranged for the sale of limited partnership interests in two partnerships organized to make second mortgage loans to the Company to fund approximately 20% of the costs of developing three new adult living communities.

          . Impact of the Year 2000 on Computer Systems and Applications

               The Company has assessed the potential for its computer systems and applications to fail and create erroneous results by or at the year 2000 and has modified, and plans to continue to test and modify as necessary, its computer systems and applications to permit proper functioning in and after the year 2000. The Company believes that most such required modifications have been made and does not expect to have any material year 2000 problems. The costs incurred to date for such modifications have been, and it is expected that any future costs will be, immaterial.

               The Company's assessment of the adult living communities which it manages has led it to believe that such communities will not be affected by year 2000 issues to any material extent.
          Since the computer systems of the Company and the adult living communities managed by it are not linked to those of any other party, the Company does not believe that year 2000 problems of third parties will create the potential for system failures for the Company or the adult living communities that it manages. The Company does not believe that year 2000 problems, if any, faced by its suppliers, creditors or others will have any material impact on the Company, although there can be no assurance that this will be the case.

          . New Accounting Pronouncements

               Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997. The Company believes that its future adoption of these standards will not have a material effect on the Company's financial position or results of operations.

          ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                      ----------


                                                                       Page
                                                                       ----

          Independent Auditors' Report                                   41

          Consolidated Balance Sheets as of January 31, 1997 and 1998    42

          Consolidated Statements of Operations for the Years
            Ended January 31, 1996, 1997 and 1998                        43

          Consolidated Statements of Changes in Stockholders'
            Equity for the Years Ended January 31, 1996,
            1997 and 1998                                                44

          Consolidated Statements of Cash Flows for the Years Ended
            January 31, 1996, 1997 and 1998                              45

          Notes to Consolidated Financial Statements                     47

          INDEPENDENT AUDITORS' REPORT


          To the Board of Directors and Stockholders of Grand Court Lifestyles, Inc.
          Boca Raton, Florida

          We have audited the accompanying consolidated balance sheets of Grand Court Lifestyles, Inc. and subsidiaries as of January 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Court Lifestyles, Inc. and subsidiaries as of January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.



          DELOITTE & TOUCHE LLP
          New York, New York
          April 27, 1998

          GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS
          (In Thousands, except per share data)
          -----------------------------------------------------------------



                                                       January 31,
                                                -------------------------
                                                  1997             1998
                                                  ----             ----
           ASSETS

           Cash and cash equivalents          $ 14,111         $ 11,964

           Notes and receivables -
            net  . . . . . . . . . .           222,399          231,140

           Investments in
            partnerships . . . . . .             3,056            3,924

           Construction in progress              6,742           26,241

           Other assets - net  . . .            15,353           22,530
                                              --------         --------

           Total assets  . . . . . .          $261,661         $295,799
                                              ========         ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

           Loans and accrued
            interest payable . . . .          $142,628         $161,850

           Construction loan payable             2,750           22,595

           Notes and commissions
            payable  . . . . . . . .             1,716            5,299

           Other liabilities . . . .             4,393            3,531

           Deferred income . . . . .            78,171           76,112
                                              --------         --------

           Total liabilities . . . .           229,658          269,387
                                              ========         ========

           Commitments and
            contingencies

           Stockholders' equity

           Preferred Stock, $.001
            par value - authorized,
            15,000,000 shares; none
            issued and outstanding .                --               --

           Common Stock, $.01 par
            value - authorized,
            40,000,000 shares;
            issued and outstanding,
            15,000,000 shares  . . .               150              150

           Paid-in capital                      54,321           51,189

           Accumulated deficit                 (22,468)         (24,927)
                                              --------         --------

           TOTAL STOCKHOLDERS' EQUITY . .       32,003           26,412
                                              --------         --------

           Total liabilities and
            stockholders' equity . .          $261,661         $295,799
                                              ========         ========

          See Notes to Consolidated Financial Statements.

          GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS
          (In Thousands, except per share data)
          ----------------------------------------------------------------


                                             Years ended January 31
                                     ----------------------------------



                                       1996          1997        1998
                                       ----          ----        ----
          Revenues:
            Sales . . . . . .        $31,973       $36,021     $38,135
            Syndication fee
             income . . . . .          8,603         7,690       7,923
            Deferred income
             earned . . . . .          9,971         5,037       7,254
            Interest income .         12,689        13,773      12,051
            Property
             management fees
             from related
             parties  . . . .          4,057         2,093       3,684
            Equity in
             earnings from
             partnerships . .            356           423         541
            Other income  . .          1,013            --       4,683
                                     -------       -------     -------
                                      68,662        65,037      74,271
                                     -------       -------     -------

          Cost and Expenses:
            Cost of sales . .         27,688        34,019      33,635
            Selling . . . . .          7,664         7,176       7,602
            Interest  . . . .         15,808        16,394      19,409
            General and
             administrative .          7,871         7,796       8,437
            Loss on
             impairment of
             notes and
             receivables  . .             --        18,442          --
           Write-off of
            registration
            costs . . . . . .             --            --       3,107
            Officers'
             compensation . .          1,200         1,200       1,200
            Depreciation and
             amortization . .          2,620         3,331       3,340
                                     -------       -------     -------
                                      62,851        88,358      76,730
                                     -------       -------     -------
          Net income (loss) .          5,811       (23,321)     (2,459)
          Pro forma income
           tax provision
           (benefit)  . . . .          2,324            --          --
                                     -------       -------     -------
          Pro forma net
           income (loss)  . .       $  3,487      $(23,321)   $ (2,459)
                                     =======       =======     =======
          Pro forma earnings
           (loss) per common
           share (basic and
           diluted) . . . . .       $   0.23      $  (1.55)   $  (0.16)
                                     =======       =======     =======
          Pro forma weighted
           average common
           shares used  . . .         15,000        15,000      15,000
                                     =======       =======     =======

          See Notes to Consolidated Financial Statements.

          GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          YEARS ENDED January 31, 1996, 1997 AND 1998
          (In Thousands)
          -----------------------------------------------------------------

          Stockholders' equity, January
           31, 1995   . . . . . . . . . .                30,674

            Net income  . . . . . . . . .                 5,811

            Distributions . . . . . . . .                (1,700)
                                                        -------

          Stockholders' equity, January
           31, 1996   . . . . . . . . . .                34,785

            Net loss  . . . . . . . . . .               (23,321)

            Capital Contribution  . . . .                21,333

            Distributions   . . . . . . .                  (794)
                                                        -------
          Stockholders' equity, January
           31, 1997   . . . . . . . . . .                32,003

            Net loss  . . . . . . . . . .                (2,459)

            Distributions . . . . . . . .                (3,132)
                                                        -------

          Stockholders' equity, January
           31, 1998  .  . . . . . . .                   $26,412
                                                        =======

          See Notes to Consolidated Financial Statements.

          GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          (In Thousands)
          -----------------------------------------------------------------
                                                YEARS ENDED JANUARY 31,
                                        -----------------------------------

                                            1996         1997         1998
                                            ----         ----         ----
          Cash flows provided
           (used) from operating
           activities:
            Net income (loss) . . .     $   5,811   $  (23,321)   $  (2,459)
                                          -------     --------      -------
            Adjustments to
             reconcile net income
             to net cash provided
             by operating
             activities:
              Depreciation and
               amortization . . . .         2,620        3,331        3,340
              Loss on impairment of
               notes and
               receivables  . . . .            --       18,442           --
              Reduction to
               allowance for
               uncollectible
               notes receivable . .            --           --       (1,023)
              Deferred income
               earned . . . . . . .        (9,971)      (5,037)      (7,254)
              Write-off of
               registration costs .            --           --        3,107
              Other Income (non
               -cash) . . . . . . .            --           --       (3,132)
            Adjustment for changes
             in assets and
             liabilities:
              (Increase) decrease
               in accrued interest
               on notes and
               receivables  . . . .        (2,560)         715       (3,611)
              (Increase) decrease
               in notes and
               receivables  . . . .        (1,162)       3,981       (4,107)
              Increase (decrease)
               in commissions
               payable  . . . . . .          (244)         211         (503)
              Increase (decrease)
               in other liabilities         2,018          375         (862)
              Decrease in deferred
               income . . . . . . .         4,458        3,766        5,195
                                          -------     --------      -------
                                           (4,841)      25,784       (8,850)
                                          -------     --------      -------
                Net cash provided
                 (used) by
                 operating
                 activities . . . .           970        2,463      (11,309)
                                          -------     --------      -------
          Cash flows from investing
           activities:

            Increase in investments          (567)        (449)        (868)
            Increase in
             Construction in
             progress . . . . .                --       (6,742)     (19,499)
                                          -------     --------      -------
                Net cash used by
                 investing
                 activities . . . .          (567)      (7,191)     (20,367)
                                          -------     --------      -------
          Cash flows from financing
           activities:
            Payments on loans
             payable  . . . . . . .       (39,326)     (55,340)     (44,178)
            Proceeds from loans
             payable  . . . . . . .        52,065       57,874       63,400
            Proceeds from
             construction loan
             payable  . . . . . . .            --        2,750       19,845
            Increase in other
             assets . . . . . . . .        (2,790)      (3,433)     (13,624)
            Payments of notes
             payable  . . . . . . .        (1,641)        (179)        (434)
            Proceeds from notes
             payable  . . . . . . .            --           --        4,520
            Distributions . . . . .        (1,700)        (794)          --
                                          -------     --------      -------
                Net cash provided
                 in financing
                 activities . . . .         6,608          878       29,529
                                          -------     --------      -------
          Increase (decrease) in
           cash and cash
           equivalents  . . . . . .         7,011       (3,850)      (2,147)

          GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES



          Cash and cash
           equivalents, beginning
           of period  . . . . . . .        10,950       17,961       14,111
                                          -------     --------      -------
          Cash and cash
           equivalents, end of
           period . . . . . . . . .     $  17,961   $   14,111    $  11,964
                                          =======     ========      =======
          Supplemental information:

            Interest paid . . . . .     $  16,922   $   16,739    $  19,396
                                          =======     ========      =======
            Non cash capital
             contribution . . . . .            --   $   21,333           --
                                          =======     ========      =======

          See Notes to Consolidated Financial Statements.

          GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED January 31, 1996, 1997, and 1998
          (In Thousands, except per share data)
          -----------------------------------------------------------------


          1.   ORGANIZATION AND BASIS OF PRESENTATION

               Grand Court Lifestyles, Inc. (the "Company") was formed pursuant to the merger of various Sub-chapter S corporations which were wholly-owned by certain principal stockholders of the Company (the "Principal Stockholders") and the transfer of certain assets by and assumption of certain liabilities of (i) a partnership that was wholly-owned by the Principal Stockholders and (ii) the Principal Stockholders individually. In exchange for the transfer of such stock, assets and liabilities, the Principal Stockholders received shares of the Company's common stock. These transactions are collectively called the "reorganization". All of the assets and liabilities were transferred at historical cost. The reorganization was effective as of April 1, 1996 and accordingly, accumulated deficit represents results of operations subsequent to that date. Prior to the reorganization, the various Sub-chapter S corporations and the partnership, which were wholly-owned by the Principal Stockholders, were historically reported on a combined basis.

               The Company (i) filed a Restated Certificate of Incorporation on March 13, 1997 that provides for, among other things, the authorization of 40,000,000 shares of Common Stock and 15,000,000 shares of Preferred Stock, (ii) on March 13, 1997 effected an approximate 1,626.19-for-1 stock split of the issued and outstanding Common Stock (all shares have been restated for prior periods) and (iii) adopted a Stock Option Plan reserving for issuance up to 2,500,000 shares of Common Stock pursuant to stock options and other stock awards. No stock options have been granted to date.

               LINES OF BUSINESS - The Company, a fully integrated provider of adult living accommodations and services, acquires, develops and manages adult living communities in 12 states in the Sun Belt and the Midwest. The Company's revenues have been and are expected to continue to be primarily derived from sales of partnership interests ("Syndications") in partnerships it organizes to acquire existing adult living communities. As a result of the Company's Syndication activities, limited partnerships ("Investing Partnerships") are formed whereby the Company retains a 1% to 1.5% general partnership interest. Investing Partnerships generally own a 98.5% to 99% interest in partnerships that own adult living communities ("Owning Partnerships"). The Company also arranges for the mortgage financing of the adult living communities and is involved in the development and management of adult living communities. The Company has also instituted a development plan pursuant to which it has substantially completed construction of four adult living communities and is also nearing completion of three additional adult living communities, all of which are in Texas. The Company plans to own or lease pursuant to long-term operating leases or similar arrangements each of the newly developed communities. Another source of income is interest income on notes receivable.

          2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               CASH AND CASH EQUIVALENTS - The Company considers cash and cash equivalents to include cash on hand, demand deposits and highly liquid investments with maturities of three months or less.

               REVENUE RECOGNITION - Revenue from sales of interests in partnerships, is recognized under the full accrual method of accounting when the profit on the transaction is determinable, that is, the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. The profit recognized has been reduced by the estimated maximum reasonably possible exposure to loss. Revenue from sales of interests in Syndicated partnerships includes any syndication fees earned by the Company. The Company determines the collectibility of the sales price by evidence supporting the buyers' substantial initial and continuing investment in the adult living communities as well as other factors such as age, location and cash flow of the underlying property.

               The Company has deferred income on sales to Investing Partnerships of interests in Owning Partnerships. The Company has arranged for the private placement of limited partnership interests in Investing Partnerships. Offerings of interests in Investing Partnerships which were formed to acquire controlling interests in Owning Partnerships which own adult living properties ("Adult Living Owning Partnerships") provide that the limited partners are entitled to receive for a period not to exceed five years distributions equal to between 11% and 12% of their then paid-in scheduled capital contributions. Pursuant to management contracts with the Adult Living Owning Partnerships, for such five-year period, the Company is required to pay to the Adult Living Owning Partnerships, amounts sufficient to fund (i) any operating cash deficiencies of such adult living Owning Partnership and
               (ii) any part of such 11% and 12% return not paid from cash flow from the related property (which the Adult Living Owning Partnerships distribute to the Investing Partnerships for distribution to limited partners) (collectively, "Management Contract Obligations"). The amount of deferred income for each property is calculated in a multi-step process. First, based on the property's cash flow in the previous fiscal year, the probable cash flow for the property for the current fiscal year is determined and that amount is initially assumed to be constant for each remaining year of the Management Contract Obligations period (the "Initial Cash Flow"). The Initial Cash Flow is then compared to the Management Contract Obligations for the property for each remaining year of the five-year period.
               If the Initial Cash Flow exceeds the Management Contract Obligations for any fiscal year, the excess Initial Cash Flow is added to the assumed Initial Cash Flow for the following fiscal year and this adjusted Initial Cash Flow is then compared to the Management Contract Obligations for said following fiscal year. If the Initial Cash Flow is less than the Management Contract Obligations for any fiscal year, a deferred income liability is created in an amount equal to such shortfall and no adjustment is made to the Initial Cash Flow for the following year. Such deferred income liability represents the estimated maximum reasonably possible exposure to loss as discussed above. As this process is performed for each property on a quarterly basis, changes in a property's actual cash flow will result in changes to the assumed Initial Cash Flow utilized in this process and will result in increases or decreases to the deferred income liability for an individual property. Any deferred income liability created in the year the interest in the Owning Partnership is sold increases the cost of sales relating to the sale. The payment of the Management Contract Obligations, however, will generally not result in the recognition of expense unless the property's actual cash flow for the year is less than the expected Initial Cash Flow for that year, as adjusted, and as a result thereof, the amount paid by the Company in respect of the Management Contract Obligations is greater than the amount assumed in establishing the deferred income liability. Such expense amounted to $282, $2,500 and $5,900 for the years ended January 31, 1996, 1997, 1998, respectively, and such expense is included as a component of cost of sales. From time to time, the Company has also made discretionary payments to Owning Partnerships beyond the Management Contract Obligations period for the purpose of making distributions to limited partners. If, however, the property's actual cash flow is greater than the Initial Cash Flow for the year, as adjusted, the Company's earnings will be enhanced by the recognition of deferred income earned and, to the extent cash flow exceeds Management Contract Obligations, incentive management fees. The Company recognized such incentive management fees in the amount of $3,300, $1,200 and $2,800 for the years ended January 31, 1996, 1997 and 1998 respectively.

               The Company accounted for the sales of interests in Owning Partnerships which own multi-family properties ("Multi-Family Owning Partnerships") under the installment method. Under the installment method the gross profit is determined at the time of sale. The revenue recorded in any given year would equal the cash collections multiplied by the gross profit percentage. At the time of sale, the Company deferred all future income to be recognized on these transactions until cash is received. Losses on these projects were recognized immediately upon sale.

               ALLOWANCE ON NOTES RECEIVABLE - In the event that the facts and circumstances indicate that the collectibility of a note may be impaired, an evaluation of recoverability is performed. If an evaluation is performed, the Company compares the recorded value of the note and other partnership receivables, if any, to the value of the underlying property less any encumbrances to determine if an allowance is required for impairment. A significant portion of the interest income on multi-family notes is recognized as cash is collected.

               ACCOUNTING ESTIMATES - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

               PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include those of the Company and its subsidiaries. The effects of all significant intercompany transactions have been eliminated.

               DEFERRED LOAN COSTS - Costs incurred in connection with obtaining long-term financing have been deferred and are amortized over the term of the financing.

               CONSTRUCTION IN PROGRESS - Costs incurred in connection with the construction and development of adult living communities the Company intends to build are capitalized. Such costs include the capitalization of interest during the construction period. If a project is discontinued or capitalized costs are deemed not recoverable, the applicable capitalized project costs are expensed.

               INVESTMENTS - The Company accounts for its interests in Syndicated adult living limited partnerships under the equity method of accounting. The Company uses this method because as the general partner it can exercise significant influence over the operating and financial policies of such partnerships. Under this method the Company records its share of income and loss of the entity as well as any distributions or contributions as an increase or decrease to the investment account. The carrying amount of the investments in limited partnerships differs from the Company's underlying equity interest based upon its stated ownership percentages. Such differences are attributable to the disproportionate amount of money and notes invested in the entities by the Company for its equity interest as compared to the other investors. This difference is being amortized over the estimated life of the underlying partnership. The unamortized portion of such difference is $2,044 and $2,515 as of January 31, 1997 and 1998
               respectively.

               PROPERTY MANAGEMENT FEES - Property management fees earned for services provided to related parties are recognized as revenue when related services have been performed.

               PRO FORMA INCOME TAXES - Income tax provisions at a combined Federal and state tax rate of 40% have been provided on a pro forma basis. The various Sub-chapter S corporations which were either merged into or acquired by the Company and the partnership which transferred assets to the Company were not required to pay taxes because any taxes were the responsibility of the Principal Stockholders who were the sole shareholders and partners of those entities.

               RECLASSIFICATION - Certain amounts in prior years have been reclassified to conform with current year presentation.

               EARNINGS PER SHARE - In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting No. 128, Earnings Per Share (SFAS No.
               128), which requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures and the restatement of all prior period earnings per share data presented. SFAS No. 128 also requires a reconciliation of the numerator and denominator of Basic EPS and Diluted EPS computation.

               NEW ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim
               financial reports issued to shareholders.   It also
               establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997. The Company believes that its future adoption of these standards will not have a material effect on the Company's financial position or results of operations.

          3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

               The Company is unable to determine the fair value of its notes and receivables as such instruments do not have a ready market. Other financial instruments are believed to be stated at approximately their fair value.

          4.   NOTES AND RECEIVABLES

               Notes and other receivables are from related parties and consist of the following:
                                                        JANUARY 31,
                                                  ---------------------

                                                     1997         1998
                                                  --------     --------
               Notes receivable -- multi-
                 family(a)(e)  . . . . . . . .    $174,164     $173,598

               Notes and accrued interest
                 receivable  -- adult
                 living(b) . . . . . . . . . .       3,906        5,955

               Other partnership
                 receivables(c)(e) . . . . . .      54,645       60,265

               Accrued interest receivable . .         816        1,431
                                                  --------     --------

                                                   233,531      241,249

               Less allowance for uncollectible
                 receivables(d)  . . . . . . .      11,132       10,109
                                                  --------     --------

                                                  $222,399     $231,140
                                                  ========     ========

               At January 31, 1997 and 1998 the carrying value of impaired notes receivable, net of related deferred income, was approximately $34,742 and $41,106, respectively. Interest income on impaired notes is recognized on the cash basis. Such income recognized was $2,272, $1,261 and $1,342 for the years ended January 31, 1996, 1997 and 1998 respectively.

               (a) The Company has notes receivable from the Syndicated Investing Partnerships which were formed to acquire controlling interests in Owning Partnerships which own multi-family properties. The notes have maturity dates ranging from ten to fifteen years from the date of the acquisition of the respective partnership interests.
                    At January 31, 1998, 51 of the 169 notes (approximate face value $29,600) have reached their final maturity dates and these final maturity dates have been extended by the Company. The underlying property relating to one extended Multi-Family Note was refinanced in Fiscal 1996 and such refinancing generated an approximate $800 payment to the Company under such Multi-Family Note. In addition, the Company anticipates that two more multi-family properties relating to two other extended Multi-Family Notes will be refinanced in the second quarter of Fiscal 1998. There can be no assurance that such refinancings will actually close. It is the Company's intention to collect the principal and interest payments on the aforementioned notes from the cash flows distributed by the related multi-family properties and the proceeds in the event of a sale or refinancing. The Company expects to extend maturities of other multi-family notes. Interest income on all of the Multi-Family Notes amounted to $6,764, $6,949, and $7,481 for the years ended January 31, 1996, 1997 and 1998, respectively.

               (b) The Company has notes receivable from the Syndicated Investing Partnerships which were formed to acquire controlling interests in Owning Partnerships which own adult living communities. Such notes generally have interest rates ranging from 11% to 13.875% and are due in installments over five years from the date of acquisition of the respective partnership interests. The notes represent senior indebtedness of the related Investing Partnerships, and are collateralized by the respective interests in the Owning Partnerships. Principal and interest payments on each note are also collateralized by the investor notes payable to the Investing Partnerships to which the investors are admitted. Limited Partners are allowed to prepay their capital contributions. These prepayments of capital contributions do not result in the prepayment of the related purchase notes held by the Company. Instead, such amounts are loaned to the Company at a rate of between 11% and 12% by the Investing Partnerships. As a result of such loans and the crediting provisions of the related purchase agreements, the Company records the notes receivable corresponding to the purchase notes net of such loans. Therefore, these prepayments act to reduce the recorded value of the Company's notes receivable.

               (c) Other partnership receivables substantially represent reimbursable expenses and advances made to the multi-family partnerships. These amounts do not bear interest and have no specific repayment date. It is the Company's intention to collect these notes from the excess cash flows distributed by the related multi-family properties and the proceeds in the event of a sale or refinancing.

               (d)  Allowance for Uncollectible Notes Receivable:


                                    Balance    Charged               Balance
                                    -------    -------               -------
                                       at     to Costs   Reductions    at
                                       --     --------   ----------    --
                                   Beginning    and         to        End of
                                   ---------    ---         --        ------
                                   of Period  Expenses   Allowance    Period
                                   ---------  --------   ---------    ------

      Year Ended January 31, 1997
      Allowance for notes
      receivable  . . . . . . . .   $14,023    18,442      21,333    $11,132

      Year Ended January 31, 1998
      Allowance for notes
      receivable  . . . . . . . .   $11,132      --        1,023     $10,109

                    The multi-family notes receivable relating to nine Owning Partnerships that filed petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Chapter 11 Petitions") and the one Owning Partnership which lost its property pursuant to an uncontested foreclosure sale of its property (said ten Owning Partnerships are, collectively, the "Protected Partnerships") were first deemed impaired when the mortgages on their respective properties went into default, which defaults occurred between August 1989 and June 1994. Once in default, the holders of these mortgages assigned them to the United States Department of Housing and Urban Development ("HUD"). The Protected Partnerships then attempted to negotiate, and in some cases obtained, workout agreements with HUD. Although it could temporarily lower or suspend debt service payments during the term of a workout agreement, HUD, unlike a conventional lender, did not have the legal authority to restructure the defaulted mortgages it holds by permanently lowering interest rates or reducing the principal amount of such mortgages. HUD then sold the mortgages (subject to those workout agreements which were in place) at auctions in September 1995 and June 1996. Since the new mortgage holders did not have HUD's legal constraints as to the restructuring of mortgages they hold, the Protected Partnerships began negotiations with the new holders to restructure their mortgages or purchase them at a discount. The Protected Partnerships could not reach an agreement with the new mortgage holders and the new mortgage holders began to threaten and institute foreclosure proceedings. The Principal Stockholders and one of their affiliates transferred the partnership interests they owned personally in various partnerships that own multi-family properties (the "Assigned Interests") to the Investing Partnerships that owned interests in the Protected Partnerships in July 1996. Seven of the Protected Partnerships filed Chapter 11 Petitions in August 1996, two of the Protected Partnerships filed Chapter 11 Petitions in February 1997, and one of the Protected Partnerships did not file a Chapter 11 Petition and allowed the holder of the mortgage to foreclose on its property due to the unlikelihood of confirming a plan of reorganization. The Company established appropriate reserves during these time periods to reflect the varying extent of impairment of these Multi-Family Notes in view of the state of facts at such time. In that the Principal Stockholders transferred the Assigned Interests in July 1996, the Company recorded a $21,300 capital contribution in Fiscal 1996. The bankruptcy petitions and risk of loss faced by the Protected Partnerships resulted in the Company recording a non-cash loss of $18,400 in the year ending January 31, 1997 (representing the recorded value of the notes receivable relating to the Protected Partnerships, net of deferred income and net of any previously established reserves) due to the deemed full impairment of these notes receivable. Seven of the Chapter 11 petitions resulted in the respective Protected Partnerships losing their properties through foreclosure or voluntary conveyances of their properties. The remaining two Protected Partnerships successfully emerged from their bankruptcy proceedings in January, 1998 by paying off their mortgages at a discount with the proceeds of new mortgage financings, resulting in these properties having current, fully performing mortgages. This allowed the Company to recognize non-cash other income of $3,100. The two Investing Partnerships related to these Protected Partnerships have transferred the respective Assigned Interests back to the Principal Stockholders and their affiliate. This transfer is recorded as a non-cash distribution to the Principal Stockholders for the release of the previously assigned collateral of $3,100. The Company neither owns nor manages these properties, nor is the general partner of these Owning Partnerships, but, rather, holds the related Multi-Family Notes as receivables. The Company, therefore, has no liability in connection with these mortgage defaults or bankruptcy proceedings.

                    Fifteen of the Multi-Family Owning Partnerships remain in default on their respective mortgages. These Multi-Family Owning Partnerships have been negotiating with the respective mortgage lenders and, in some cases, have obtained workout agreements pursuant to which the lenders generally agree during the term of the agreement not to take any action regarding the mortgage default and to accept reduced debt service payments for a period of time, with the goal of increasing property cash flow to enable the property to fully service its mortgage. As of January 31, 1998, the recorded value, net of deferred income, of the Multi-Family Notes and "Other Partnership Receivables" held by the Company relating to these fifteen Multi-Family Owning Partnerships was $32,700. The Company has established reserves of $10,100 to address the possibility that these notes and receivables may not be collected in full.

               (e) The Multi-Family properties were typically built or acquired with the assistance of programs administered by HUD that provide mortgage insurance, favorable financing terms and/or rental assistance payments to the owners. As a condition to the receipt of assistance under these and other HUD programs, the properties must comply with various HUD requirements including limiting rents on these properties to amounts approved by HUD. Various proposals are pending before Congress proposing reorganization of HUD and a restructuring of certain of its housing assistance programs. It is too early in the legislative process to predict which, if any, changes might be implemented. Further, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the Company's ability to collect its receivables from the partnerships owning multi-family properties.

          5.   CONSTRUCTION IN PROGRESS

               The Company has capitalized costs which include interest associated with its construction and development of properties it is building. If a project is discontinued, all capitalized project costs are expensed. Such interest capitalized for years ended January 31, 1997 and 1998 was $1,200 and $1,600, respectively.

               In March 1998, the Company announced the grand openings of two of its newly constructed adult living communities. The two communities, which are located in Corpus Christi and Temple, Texas, respectively contain a total of 268 apartment units offering both independent and assisted living services. Such communities are owned and operated by the Company.

          6.   OTHER ASSETS

               Other assets are comprised as follows:

                                                         JANUARY 31,
                                                    -------------------

                                                      1997       1998
                                                    --------   --------

           Deferred loan costs(a)  . . . . . . .    $ 7,452     $ 9,681

           Investment in cooperative apartment
           building(b) . . . . . . . . . . . . .      1,782       1,782

           Unsold subscription units(c)  . . . .      1,176         111

           Deferred registration costs(d)  . . .      2,357         397

           Investment held for resale(e) . . . .         --       7,140

           Other assets  . . . . . . . . . . . .      2,586       3,419
                                                    -------     -------

                                                    $15,353     $22,530
                                                    =======     =======

          (a) Financing costs of $2,588 and $5,325 were deferred during the years ended January 31, 1997 and 1998, respectively. These costs are being amortized over the term of the related debt using the straight-line method over periods ranging from one to ten years.

          (b) The Company owns shares in a cooperative apartment building and owns interests in a second mortgage collateralized by such cooperative apartment building.

          (c) The Company has deferred $1,176 and $111 of remaining costs associated with the financing of the acquisition of adult living communities by arranging for the sale of partnership interests, which were substantially sold at January 31, 1997 and 1998, respectively. Upon completion of these transactions such costs will be charged to cost of sales.

          (d) The Company has capitalized costs relating to the initial public offering. These costs were charged against additional paid-in capital upon the close of the initial public offering in March, 1998. Prior to March, 1998, the Company had expensed approximately $3,100 of registration costs which were incurred prior to April 30, 1997, due to a previous postponement of the initial public offering by the Company.

          (e) The Company purchased an adult living community in December 1997 for Syndication which will be sold in the first and second quarters of Fiscal 1998.

          7.   LOANS AND ACCRUED INTEREST PAYABLE

               Loans payable consists of the following:


                                                       JANUARY 31,
                                                  --------------------

                                                     1997         1998
                                                     ----         ----

           Banks (including mortgages)(a)(b) .    $ 32,044     $ 35,706

           Other, principally debentures(c)  .     110,584      126,144
                                                  --------     --------

                                                  $142,628     $161,850
                                                  ========     ========

          (a) The bank loans bear interest per annum at the banks' prime rate plus 1% to 3%. The bank loans generally have terms of at least one year, but in the event a particular bank elects not to renew or extend the credit, the entire unpaid balance is converted to a term loan which is payable in four to five years. Generally the bank loans are collateralized by the Company's entitlement to the assigned limited partner investor notes which serve as collateral for the respective purchase notes. The prime interest rate at January 31, 1997 and 1998 was 8.25% and 8.5%, respectively.

          (b) The Company's debt obligations contain various covenants and default provisions, including provisions relating to, in the case of certain of such obligations, certain Investing Partnerships, Owning Partnerships or affiliates of the Company. The Company has renegotiated, as of April 1998, certain of its most restrictive covenants. Certain obligations contain provisions requiring the Company to maintain a net worth of, in the most restrictive case, $26,250,000, except that, under the Capstone agreements the Company will be required to maintain a net worth in an amount no less than 75% of the net worth of the Company immediately after the closing of the public offering. Certain obligations of the Company contain covenants requiring the Company to maintain maximum ratios of the Company's liabilities to its net worth. The most restrictive covenant requires that the Company maintain a ratio of "loans and accrued interest payable" to stockholders' equity of no more than 7 to 1.

          (c) Debentures are collateralized by various purchase notes and investor notes related to multi-family property financing. All loans mature in 1999 through 2004 and bear interest rates of 11% to 15% per annum.

          Future annual maturities of all of the Company's loans payable, excluding interest, over the next five years and thereafter, are as follows:


          Year Ending
          January 31
          -----------
          1999  . . . . . . . . . .               $ 25,515
          2000  . . . . . . . . . .                 38,592
          2001  . . . . . . . . . .                 25,557
          2002  . . . . . . . . . .                 32,396
          2003  . . . . . . . . . .                 15,131
          Thereafter  . . . . . . .                 23,679
                                                  --------
                                                   160,870
          Accrued interest  . . . .                    980
                                                  --------
                                                  $161,850
                                                  ========

          8.   CONSTRUCTION LOAN PAYABLE

               During the year ended January 31, 1998, pursuant to the Company's development program, first mortgage loans were obtained to finance approximately 80% of the costs of developing four new adult living communities. The interest rate on three of the loans equals the 30 day LIBOR plus 2 3/4% per annum. The fourth loan bears interest at the rate of the prime rate plus 1.5% per annum. These loans mature between November, 1999 and January, 2001. As of January 31, 1998, total funding under such first mortgage loans amounted to $13,345.

               Pursuant to the Company's development program, two limited partnerships, in each of which the Company holds a 1% general partnership interest, have issued limited partnership interests for aggregate capital contributions of $9,250, the net proceeds of which have been used to make second mortgage loans to the Company to fund approximately 20% of the costs of developing three new adult living communities. Such second mortgage loans bear interest at the rate of 13.125% per annum. These second mortgage loans mature between November 2001 and March 2002.

          9.   OTHER LIABILITIES

               Other liabilities include unearned income of $1,888 and $205 representing the amount of unsubscribed partnership interests in adult living communities financed during the year ended January 31, 1997 and 1998, respectively. Upon full subscription these amounts will be recognized as income.

          10.  DEFERRED INCOME

               Deferred income is comprised of:


                                                   January 31,
                                             ----------------------

                                               1997           1998
                                               ----           ----

               Multi-family  . . . . . .     $67,453        $66,342

               Adult living(a) . . . . .      10,718          9,770
                                             -------        -------

                                             $78,171        $76,112
                                             =======        =======

               a. The aggregate amount of Management Contract Obligations relating solely to returns to limited partners for each of the fiscal years 1998 through 2002 based on existing management contracts is $15,400, $17,400, $16,400,
                    $11,200 and $2,400, respectively. Such amounts of Management Contract Obligations are calculated based upon scheduled capital contributions with respect to fiscal years 1998 through 2002. Actual amounts of Management Contract Obligations in respect of such contracts will vary based upon the timing and amount of such capital contributions. Furthermore, such amounts of Management Contract Obligations are calculated without regard to the cash flow the related properties generate. The cash flow generated by the related properties is applied against the total Management Contract Obligations and any remaining balance is established as deferred income at year end.

          11.  INCOME TAXES

               The Company became a taxable entity as of April 1, 1996, therefore the prior years tax provisions (benefit) is presented on a pro forma basis at an effective tax rate of approximately 40%. The Company has increased the valuation allowance from $4,540 to $11,340, because it was more likely than not that such deferred tax assets in excess of deferred tax liabilities would not be realizable in future years. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income taxes purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                          January 31,
                                                    ----------------------
          Deferred tax assets:                         1997          1998
                                                       ----          ----
            Notes and receivables . . . . . . .     $ 8,904       $ 6,092
            Loans payable . . . . . . . . . . .          --         2,000
            Investment in partnerships  . . . .       1,337         5,045
            Net operating loss carryforward . .       1,339         3,847
            Other   . . . . . . . . . . . . . .          89           147
                                                    -------       -------
            Total gross deferred tax assets . .      11,669        17,131
          Less valuation allowance  . . . . . .       4,540        11,340
                                                    -------       -------
          Deferred tax assets net of valuation
            allowance . . . . . . . . . . . . .       7,129         5,791
                                                    -------       -------
          Deferred tax liabilities:
            Deferred income . . . . . . . . . .       4,272         4,562
            Other   . . . . . . . . . . . . . .       2,857         1,229
                                                    -------       -------
          Total gross deferred tax liabilities        7,129         5,791
                                                    -------       -------
          Net deferred tax assets (liabilities)     $    --       $    --
                                                    =======       =======

          The net operating loss carry forward as of January 31, 1998 was approximately $9,600. A substantial portion of such loss carryforward will expire January 31, 2013 and the remainder thereof will expire through January 31, 2018.


          12.  COMMITMENTS AND CONTINGENCIES

               The Company rents office space under a lease expiring February 2000. Annual base rent under such lease is approximately $197. The Company entered into a ten year lease for additional office space, commencing September 1, 1991. The annual base rent is approximately $150 and will increase 5% each year for ten years.

               On November 14, 1997, an investor in a limited partnership (the "First Partnership") which was formed to invest in a second partnership which was formed to develop and own an adult living community (the "Second Partnership"), filed a lawsuit, Palmer v. Country Estates Associates Limited
                        --------------------------------------------
               Partnership, et.al., in the United States District Court,
               -------------------
               District of New Jersey. The Company has never managed the property owned by the Second Partnership and is not a general partner in the Second Partnership or the First Partnership. A predecessor of the Company was a general partner of the Second Partnership. The Company has never been a general partner of the First Partnership. The defendants in the suits are the First Partnership, the general partners of the First Partnership, the Second Partnership, two affiliates of the Company, and the Company
               (collectively the "Defendants").   The Plaintiff is alleging
               a breach of the First Partnership's partnership agreement, negligent misrepresentation, fraud, negligence, breach of guarantee and mail fraud. The plaintiff is seeking (i) the return of his original investment ($100,000), (ii) market interest on such investment for the period 1987-1997 and
               (iii) unspecified damages. The Company believes the lawsuit is without merit and intends to vigorously contest the case. It is anticipated that the outcome of the lawsuit will not have a material effect on the financial statements.

               The Company is involved in other legal proceedings which have arisen in the ordinary course of business. The Company intends to vigorously defend itself in these matters and does not believe that the outcome of these matters will have a material effect on its financial statements.

               The Company is a general partner of all but one of the Adult Living Owning Partnerships and the general partner of 32 of 41 adult living Investing Partnerships. The mortgage financing of the Syndicated adult living communities and other Syndicated properties are generally without recourse to the general credit or assets of the Company except with respect to certain specified obligations, including, for example, costs incurred for the correction of hazardous environmental conditions. However, except for such non-recourse obligations, as a general partner, the Company, or a wholly-owned entity formed solely to be the general partner, is fully liable for all partnership obligations, including those presently unknown or unobserved, and unknown or future environmental liabilities. The cost of any such obligations or claims, if partially or wholly borne by the Company, could adversely affect the Company's business, operating results and financial condition. Although most of the mortgage loans are non-recourse, (i) the Company is liable as a general partner for approximately $10.9 million in principal amount of mortgage debt relating to five Syndicated adult living communities and (ii) wholly-owned entities are liable as general partners for approximately $25.7 million in principal amount of mortgage debt relating to five Syndicated adult living communities and the one Syndicated nursing home managed by the Company as of January 31, 1998. In the case of the general partner liabilities of the wholly-owned entities, the only assets of the Company at risk of loss are the general partner interests in the specific properties.

               Pursuant to the Company's development program, on September 18, 1996 the Company entered into a master development agreement with Capstone for 100% of the development cost of four adult living communities. The maximum amount Capstone will fund per such agreement is approximately $37,764 of which $27,283 has been funded as of January 31, 1998. The interest rate during the construction period is 1% above the prime rate. Pursuant to the terms of the development agreement, the Company was responsible for identifying up to four proposed adult living community sites and submitting a plan which includes plans, specifications, drawings, details and pro forma budgets necessary for the acquisition of such site, and the construction, and operation of an assisted and independent living community. Upon the acquisition of a site by Capstone, the Company was required to enter into an agreement relating specifically to the development of such site. The dates of the four site specific development agreements are December 5, 1996, January 7, 1997, January 28, 1997 and January 29, 1997. Pursuant to each site specific agreement, the Company (i) agreed to develop and construct the community for an agreed upon cost, (ii) was required to obtain or execute a construction contract for such community, (iii) commence construction and (iv) complete construction within 15 months after the commencement of construction. The Company is in compliance with its responsibilities under the master development agreement and the four site specific agreements.

               In March 1998, the Company announced the grand openings of two newly constructed adult living communities developed pursuant to its development program with Capstone. The two communities, which are located in El Paso and San Angelo, Texas, respectively, contain a total of 284 apartment units offering both independent and assisted living services. The Company has entered into long-term lease arrangements with Capstone which provides financing for the development of four of the newly developed adult living communities, including two of the completed newly developed adult living communities described above. The initial term of each lease, which begins upon the completion of a facility and meeting of other criteria, is 15 years with three five-year extension options. Under the terms of each lease, the Company has the option to acquire the community after operating the community for four years. The option price is equal to the sum of 100% of the cost incurred to develop the property and an additional 20% of such cost (which declines by 2 percentage points per year but in no event declines below 10%). The initial lease rate is 350 basis points in excess of the ten-year Treasury Bill yield (but in no event less than 9.75% per annum). The lease rate has an annual upward adjustment equal to 3% of the previous year's rent. The four leases have cross-default provisions. Each lease is a triple net lease, as the Company is responsible for all costs, including but not limited to maintenance, repair, insurance, taxes, utilities, and compliance with legal and regulatory requirements. If a community is damaged or destroyed, the Company is required to restore the community to substantially the same condition it was in immediately before such damage or destruction, or acquire the facility for the option price described above.

          13.  RELATED PARTY TRANSACTIONS

               The Company has transactions with related parties that are unconsolidated affiliates of the Company. The Company provides management, accounting and bookkeeping services to such affiliates. The Company receives a monthly fee in return for such management services rendered on behalf of its affiliates for each of their adult living communities.

               In addition, the Company has amounts due from unconsolidated affiliates of $262 and $1,600 as of January 31, 1997 and 1998, respectively.

               The Chairman of the Board and President of the Company and entities controlled by them serve as general partners of partnerships directly and indirectly owning multi-family properties and on account of such general partner status have personal liability for recourse partnership obligations and own small equity ownership interests in the partnerships. The Company held notes receivable, aggregating $107,300 net of deferred income, at January 31, 1998 that were collateralized by the equity interests in such partnerships. These individuals have provided personal guarantees in certain circumstances to obtain mortgage financing for certain adult living properties operated by the Company and for certain of the Company's Investor Note Debt and Unsecured Debt, and the obligations thereunder may continue. The aggregate amount of such debt personally guaranteed by each is approximately $51,400. In addition, such officers and certain employees will devote a portion of their time to overseeing the third-party managers of multi-family properties and one adult living community in which the Company has financial interests in that it holds the related Multi-Family Notes, but in which such officers have equity interests and the Company does not. These activities, ownership interests and general partner interests create actual or potential conflicts of interest on the part of these officers.

               The Company is the managing general partner for 36 of the 37 Owning Partnerships which own the 37 Syndicated adult living communities and one Syndicated nursing home managed by the Company. The Company also is the general partner for 32 of the 41 adult living Investing Partnerships that own equity interests in these 37 Owning Partnerships. In addition, the Company was the managing agent for all of the 37 Syndicated adult living communities and one Syndicated nursing home in the Company's portfolio. The Company has arranged for the acquisition of adult living communities and other properties through the sales of limited partnership interests in the Investing Partnerships. By serving in all of these capacities, the Company may have conflicts of interest in that it has both a duty to act in the best interests of partners of various partnerships, including the limited partners of the Investing Partnerships, and the desire to maximize earnings for the Company's stockholders in the operation of such adult living communities and one nursing home.

               During years ended January 31, 1997 and 1998, the Company paid to Francine Rodin, the wife of Bernard M. Rodin, the Company's Chief Operating Officer, President and a Director, $154 and $133, respectively, as fees for introducing to the Company broker/dealers that have assisted the Company in its Syndications of partnership interests and in placing other securities offered by the Company. Mrs. Rodin will receive a fee with respect to any future sales through such broker/dealers of such Syndicated partnership interests and other securities offered by the Company. During Fiscal 1996, Mrs. Rodin received consulting fees of $49 in connection with coordinating the Company's marketing efforts and travel arrangements. Mrs. Rodin has been an employee of the Company for the year ended January 31, 1998 and performs similar services.

               The Company has loans receivable of $464 from the Chairman of the Board and the President of the Company as of January 31, 1998.

          14.  SUBSEQUENT EVENTS

               In March 1998, the Company sold to the public 2,800,000 shares of its common stock at an initial offering price of $9.50 per share. The net proceeds that the Company received as a result of this offering was $23,990. The Company intends to use approximately $20,900 of the net proceeds to finance the development of new adult living communities and the remainder for working capital. The Company has purchased a series of 30 day, 90 day and 180 day treasury bills with the entire net proceeds pending application of such funds to the new development program. Also, included in the "Other Assets" category on the Company's balance sheet at January 31, 1998 is $397 of deferred registration costs which the Company will charge against paid-in capital.

               The following pro forma consolidated balance sheet is presented to reflect the effect of this transaction as if it occurred on January 31, 1998:

                                                    ACTUAL     PRO FORMA
                                                  --------    -----------

           Cash  . . . . . . . . . . . . . . .    $ 11,964     $ 35,954

           Notes and receivables - net . . . .     231,140      231,140

           Investments in partnerships . . . .       3,924        3,924

           Construction in progress  . . . . .      26,241       26,241

           Other assets - net  . . . . . . . .      22,530       22,133
                                                  --------     --------

           Total assets  . . . . . . . . . . .    $295,799     $319,392
                                                  ========     ========

           Total liabilities . . . . . . . .      $269,387     $269,387

           Stockholders' equity

           Preferred Stock, $.001 par value -
           authorized, 15,000,000 shares; none
           issued and outstanding  . . . . . .          --           --

           Common Stock, $.01 par value -
           authorized, 40,000,000 shares;
           15,000,000 issued and outstanding,
           17,800,000 shares issued and
           outstanding as adjusted . . . . . .         150          178

           Paid-in capital                          51,189       74,754

           Accumulated deficit                     (24,927)     (24,927)
                                                  --------     --------

           TOTAL STOCKHOLDERS' EQUITY  . . . .      26,412       50,005
                                                  --------     --------

           Total liabilities and stockholders'
           equity  . . . . . . . . . . . . . .    $295,799     $319,392
                                                  ========     ========

          ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None


                                       PART III


          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The directors and executive officers of the Company are as follows:


           Name                     Age    Position
           ----                     ---    --------

           John Luciani(1)          65     Chairman of the Board and
                                           Chief Executive Officer

           Bernard M. Rodin(2)      67     Chief Operating Officer,
                                           President and Director

           John W. Luciani III      45     Executive Vice President and
                                           Director

           Paul Jawin               42     General Counsel and Senior
                                           Vice President

           Dorian Luciani           42     Senior Vice President -
                                           Acquisition and Construction

           Deborah Luciani          41     Vice President - New Business
                                           Development and Acquisitions

           Catherine V. Merlino     33     Chief Financial Officer and
                                           Vice President

           Edward J. Glatz          55     Vice President - Construction

           Keith Marlowe            35     Secretary

           Walter Feldesman(1)(2)   80     Director

           Leslie E. Goodman(1)(2)  53     Director


          --------------------------
          (1)  Member of the Compensation Committee
          (2)  Member of the Audit Committee

               JOHN LUCIANI, Chief Executive Officer and Chairman of the Board of Directors since January 1996, founded the earliest predecessor of the Company in 1969 and has been engaged in a number of business activities and investments since 1952. Commencing in 1960, he entered into the real estate development and construction business, concentrating initially on the development, construction and sale of residential high-rise apartment buildings and single-family homes and subsequently on the acquisition and development of multi-family rental housing complexes. Since 1986, he has concentrated on the acquisition, development and financing of adult living communities for the elderly. Mr. Luciani founded the earliest predecessor of the Company with Bernard M. Rodin in 1969. Mr. Luciani was a general partner of three Protected Partnerships, but withdrew as a general partner prior to their filing the respective Chapter 11 Petitions.

               BERNARD M. RODIN, Chief Operating Officer, President and Director since January 1996, has been engaged, since the formation of the earliest predecessor of the Company in 1969, in the financing of property acquisitions by arranging for the sale of partnership interests and in property management. This activity initially focused on the Company's multi-family housing portfolio and, since 1986, on the Company's adult living communities. Mr. Rodin has a bachelor of science degree from the
          City University of New York.   Mr. Rodin is a certified public
          accountant and was actively engaged in the practice of public accounting prior to founding the earliest predecessor of the Company with John Luciani in 1969. Mr. Rodin was a general partner of three Protected Partnerships, but withdrew as a general partner prior to their filing the respective Chapter 11 Petitions.

               JOHN W. LUCIANI III, Executive Vice President and Director since June, 1996, a son of John Luciani, joined the Company in 1975 and has since been actively involved in the management and operation of the Company's property portfolios, initially focusing on multi-family housing and later on the Company's adult-living communities. Mr. Luciani graduated from Fairleigh Dickinson University with both a bachelor of science and a master of business administration degree.

               PAUL JAWIN, General Counsel and Senior Vice President since November, 1997, a son-in-law of Bernard M. Rodin, joined the Company in May 1991. His activities primarily involve the various legal and financial aspects of the Company's business including its debt financing and matters involving the Company's equity and debt securities. Mr. Jawin is an attorney and was actively engaged in a real estate/corporate practice prior to joining the Company. Mr. Jawin graduated from Ithaca College with a bachelor of science degree in history and earned a juris doctor degree from Syracuse University School of Law.

               DORIAN LUCIANI, Senior Vice President - Acquisition and Construction since June, 1996, a son of John Luciani, joined the Company in 1977 and was initially involved in the acquisition, development and management of the Company's multi-family housing portfolio. Later, Mr. Luciani focused exclusively on the acquisition and development of the Company's adult living communities. Mr. Luciani graduated from Fairleigh Dickinson University with a bachelor of science degree in business.

               DEBORAH LUCIANI, Vice President - New Business Development and Acquisitions since June, 1996, a daughter of John Luciani, joined the Company in January 1992. Ms. Luciani is primarily involved in new business development, acquisitions, obtaining financing and various marketing responsibilities for the Company's existing and new adult living communities. Prior to joining the Company, Ms. Luciani worked for Prudential Bache Securities as an oil futures trader from November 1988 to December 1991. Ms. Luciani graduated from Boston University with a bachelor of science degree, a master of political science degree and a master of economics degree.

               CATHERINE V. MERLINO, Chief Financial Officer and Vice President since November, 1997, joined the Company in September 1993, and has since been actively involved in the financial reporting and analysis needs of the Company. Prior to joining the Company, Mrs. Merlino was a Senior Accountant from June 1989 through June 1993 and a Supervisor from June 1993 through September 1993 at Feldman Radin & Co., P.C., a public accounting firm located in New York City. Mrs. Merlino graduated from Long Island University in May 1987 with a bachelor of science degree in Accounting and became a certified public accountant in February 1992.

               EDWARD J. GLATZ, Vice President - Construction since June, 1996, joined the Company in September 1992 and has been actively involved in the design, site selection and construction for the new "Grand Court" adult living communities. Additionally, Mr. Glatz supervises the capital improvements of the Company's real estate holdings. Prior to joining the Company, Mr. Glatz performed asset management duties for Kovens Enterprises, a real estate development company, from June 1988 until September 1992.

               KEITH MARLOWE, Secretary of the Company since June, 1996, joined the Company in August 1994. From 1987 through August 1994, Mr. Marlowe, an attorney, was an associate in the tax department at the law firm of Reid & Priest LLP where he was involved in a general transactional tax practice. His activities primarily involve the various legal and financial aspects of the Company's business. Mr. Marlowe graduated from the University of Virginia with a bachelor of science degree in economics. Mr. Marlowe earned a juris doctor degree from University of California Los Angeles School of Law and an LLM in Taxation from New York University School of Law.

               WALTER FELDESMAN, Director since June, 1996, has been Of Counsel to the law firm of Baer Marks & Upham LLP since March 1993 and for more than five years prior thereto was a partner of Summit, Rovins and Feldesman. Mr. Feldesman is currently a Director and Chairman of the Audit Committee of Sterling Bancorp and a Director of its subsidiary, Sterling National Bank & Trust Co. Mr. Feldesman is a member of the National Institute on Financial Services for Elders, the National Academy of Elder Law Attorneys, the American Association of Homes for the Aging, the National Council on the Aging and American Society on Aging. Mr. Feldesman is also special counsel on elderlaw to United Senior Health Cooperative. He has authored an article entitled "Long-Term Care Insurance Helps Preserve an Estate," and a recently published work entitled the "Dictionary of Eldercare Terminology". He has written another book "New Medicare Choices" which is expected to be published in February, 1998. Mr. Feldesman has a bachelor's degree in economics from New York University. Mr. Feldesman earned an LLB from Harvard Law School.

               LESLIE E. GOODMAN, Director since June, 1996. Until December 1996 Mr. Goodman was the Area President for the North Jersey Region for First Union National Bank and a Senior Executive Vice President of First Union Corporation. From September 1990 through January 1994, he served as President and Chief Executive Officer of First Fidelity Bank, N.A., New Jersey. From January 1994 to December 1995, Mr. Goodman served as a Senior Executive Vice President and a Director of First Fidelity Bank, National Association until it was merged into First Union. From January 1990 until December 1995, he also served as Senior Executive Vice President, member of the Office of the Chairman and a Director of First Fidelity Bancorporation. Mr. Goodman served as the Chairman of the New Jersey Bankers Association from March 1995 to March 1996. He is a member of the Board of Directors and Chairman of the Audit Committee of Wawa Inc. and a member of the Board of Directors of Tear Drop Golf Company, Inc. and a director of Admiralty Bank Corporation. In addition, Mr. Goodman is on the Board of Trustees of Rutgers University.

          AUDIT COMMITTEE

               The Board of Directors established an Audit Committee in June 1996. The Audit Committee is currently composed of Messrs. Rodin, Feldesman and Goodman. The Audit Committee's duties include reviewing internal financial information, monitoring cash flow, budget variances and credit arrangements, reviewing the audit program of the Company, reviewing with the Company's independent accountants the results of all audits upon their completion, annually selecting and recommending independent accountants, overseeing the quarterly unaudited reporting process and taking such other action as may be necessary to assure the adequacy and integrity of all financial information distributed by the Company.

          COMPENSATION COMMITTEE

               The Board of Directors established a Compensation Committee in June 1996. The Compensation Committee is currently composed of Messrs. John Luciani, Feldesman and Goodman. The Compensation Committee recommends compensation levels of senior management and works with senior management on benefit and compensation programs for Company employees.

          ITEM 11.  EXECUTIVE COMPENSATION

               The following table shows, as to the Chief Executive Officer and each of the four other most highly compensated executive officers information concerning compensation accrued for services to the Company in all capacities during Fiscal 1996 and Fiscal 1997, respectively.


                              SUMMARY COMPENSATION TABLE


                                        ANNUAL COMPENSATION
                                      -----------------------

                                                        OTHER        ALL
                                                       ANNUAL       OTHER
                                                       COMPEN-     COMPEN-
     NAME AND                         SALARY    BONUS  SATION       SATION
     PRINCIPAL POSITION      YEAR       ($)      ($)     ($)         ($)
     ------------------      ----     ------    -----  -------     -------

     John Luciani,
     Chairman
     of the Board
     and Chief
     Executive              Fiscal
     Officer(1) . . . . .   1995        --       --     --        $1,450,000

                            Fiscal
                             1996     $500,000    --     --         $497,000

                            Fiscal
                             1997     $600,000                     1,566,000


     Bernard M. Rodin,
     Chief Operating
     Officer, President     Fiscal
     and Director(1). . .    1995       --        --     --       $1,450,000

                            Fiscal
                             1996     $500,000    --     --         $497,000

                            Fiscal
                             1997     $600,000    --     --        1,566,000


     John W. Luciani, III,
     Executive Vice
     President and          Fiscal
     Director . . . . . .    1995     $315,000    --     --             --

                            Fiscal
                             1996     $350,000    --     --             --

                            Fiscal
                             1997     $353,846    --     --             --


     Dorian Luciani,
     Senior Vice            Fiscal
     President  . . . . .    1995     $315,000    --     --             --

                            Fiscal
                             1996     $350,000    --     --             --

                            Fiscal
                             1997     $353,846    --     --             --

                                         ANNUAL COMPENSATION
                                       -----------------------

                                                        OTHER        ALL
                                                       ANNUAL       OTHER
                                                       COMPEN-     COMPEN-
     NAME AND                         SALARY    BONUS  SATION       SATION
     PRINCIPAL POSITION      YEAR       ($)      ($)     ($)         ($)
     ------------------      ----     ------    -----  -------     -------

     Paul Jawin,
     General Counsel
     and Senior Vice        Fiscal
     President  . . . . .    1995     $289,050    --     --             --

                            Fiscal
                             1996     $325,000    --     --             --

                            Fiscal
                             1997     $344,327    --     --             --

          ----------------
          (1) Messrs. Luciani and Rodin received dividends and distributions from the Company's predecessors but did not receive salaries. As of April 1, 1996 a salary for each of Messrs. Luciani and Rodin was established at the rate of $600,000 per year. In fiscal 1996 such officers also received $397,000 each as a dividend and $100,000 each for the period from February 1, 1996 until April 1, 1996, which was in the form of a dividend but which is classified as officers' compensation for financial statement purposes. In January 1998, such officers received a non-cash distribution for the release of previously assigned collateral of $1,566 each.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

               The Board of Directors established a Compensation Committee in June 1996. The Compensation Committee currently consists of Messrs. John Luciani, Feldesman and Goodman. None of the executive officers of the Company currently serves on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions. For a description of transactions between the Company and members of the Compensation Committee or their affiliates, see "Certain Transactions."

          DIRECTOR COMPENSATION

               The Company will pay each Director who is not an employee of the Company $1,000 per Board meeting attended and $500 per Committee meeting attended. All Directors are reimbursed by the Company for their out-of-pocket expenses incurred in connection with attendance at meetings of, and other activities related to service on, the Board of Directors or any Board Committee.

          STOCK PLANS

               1996 Stock Option and Performance Award Plan

               The Company has adopted the 1996 Stock Option and Performance Award Plan (the "Plan"), which authorizes the grant to officers, key employees and directors of the Company and any parent or subsidiary of the Company of incentive or non-qualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. Under the Plan, directors who are not employees of the Company may not be granted incentive stock options. The Company plans to reserve 2,500,000 shares of Common Stock for issuance pursuant to the Plan. Shares issued pursuant to the Plan will be subject to the Transfer Restrictions. As of the date hereof, no options had been granted under the Plan.

               The Plan will be administered by the Board of Directors. The Board of Directors will determine the prices and terms at which options may be granted. Options may be exercisable in installments over the option period, but no options may be exercised after ten years from the date of grant. Stock appreciation rights may be granted in tandem with options or separately.

               The exercise price of any incentive stock option granted to an eligible employee may not be less than 100% of the fair market value of the shares underlying such option on the date of grant, unless such employee owns more than 10% of the outstanding Common Stock or stock of any subsidiary or parent of the Company, in which case the exercise price of any incentive stock option may not be less than 110% of such fair market value. No option may be exercisable more than ten years after the date of grant and, in the case of an incentive stock option granted to an eligible employee owning more than 10% of the outstanding Common Stock or stock of any subsidiary or parent of the Company, no more than five years from its date of grant. Incentive stock options are not transferable, except upon the death of the optionee. In general, upon termination of employment of an optionee (other than due to death or disability), all options granted to such person which are not exercisable on the date of such termination immediately expire, and any options that are so exercisable will expire three months following termination of employment in the case of incentive stock options, but not until the date the options otherwise would expire in the case of non-qualified stock options. However, all options will be forfeited immediately upon an optionee's termination of employment for good cause and upon an optionee's voluntary termination of employment without the consent of the Board of Directors.

               Upon an optionee's death or termination of employment due to disability, all options will become 100% vested and will be exercisable (i) in the case of death, by the estate or other beneficiary of the optionee at any time prior to the date the option otherwise would expire and (ii) in the case of the disability of the optionee, by the optionee within one year of the date of such termination of employment in the case of incentive stock options, or at any time prior to the date the option otherwise would expire in the case of non-qualified stock options.

               At the time each grant of restricted shares or performance shares or units or stock appreciation rights is made, the Board of Directors will determine the duration of the performance or restriction period, if any, the performance targets, if any, for earning performance shares or units, and the times at which restrictions placed on restricted shares shall lapse.


          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

               The following table sets forth certain information as of April 29, 1998, regarding the beneficial ownership of the Company's Common Stock by (i) each executive officer and director of the Company, (ii) each stockholder known by the Company to beneficially own 5% or more of such Common Stock, and (iii) all directors and officers as a group. Except as otherwise indicated, the address of each beneficial holder of 5% or more of such Common Stock is the same as the Company.



                                           AMOUNT OF
          NAME OF                          BENEFICIAL        PERCENT OF
          BENEFICIAL OWNER                   OWNER              CLASS
          ----------------                 ----------        ----------

          John Luciani  . . . . . . . .    7,326,970           41.16

          Bernard M. Rodin  . . . . . .    7,326,970           41.16

          All directors and officers
             as a group . . . . . . . .   14,653,940           82.32

          -----------------

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               In the first quarter of fiscal 1996, the Principal Stockholders reorganized their businesses by consolidating them into the Company. The Principal Stockholders transferred all of the issued and outstanding stock of each of 16 Sub-chapter S corporations along with various other assets and liabilities to the Company in exchange for 3,252,380 shares of the Company's Common Stock. A partnership in which the Principal Stockholders are the sole partners transferred to the Company substantially all of its assets, subject to substantially all of its liabilities, in exchange for 1,626,190 shares of the Company's Common Stock. The partnership distributed the shares received to the Principal Stockholders. Six Sub-chapter S corporations which were wholly-owned by the Principal Stockholders were merged into the Company. Pursuant to the mergers the shares of the six merged companies were converted into an aggregate of 10,121,430 shares of the Company's Common Stock. After the reorganization was complete, the Principal Stockholders owned an aggregate of 15,000,000 shares of the Company's Common Stock.

               Prior to the reorganization discussed above, the business of the Principal Stockholders was conducted through a partnership and various Sub-chapter S corporations. These entities and the Company paid distributions and other distributions to each of the Principal Stockholders of $850,000 and $397,000 in Fiscal 1995 and 1996, respectively, exclusive of amounts reflected as officers' compensation.

               Messrs. Luciani and Rodin, the Chairman of the Board and President of the Company, respectively, and entities controlled by them serve as general partners (with interests ranging between 1% and 2%) of partnerships directly and indirectly owning Multi-Family Properties and on account of such general partner status have personal liability for recourse partnership obligations and own small equity ownership interests in the partnerships. The Company holds (i) notes, aggregating $107.3 million, net of deferred income, as of January 31, 1998, that are secured by the limited partnership interests in such partnerships and (ii) other partnership receivables aggregating $58.7 million from such partnerships at January 31, 1998. Messrs. Luciani and Rodin have provided personal guarantees in certain circumstances to obtain mortgage financing for certain adult living communities operated by the Company and for certain of the Company's Investor Note Debt and Unsecured Debt, and the obligations thereunder may continue. The aggregate amount of such debt personally guaranteed by each of Messrs. Luciani and Rodin is approximately $51.4 million. In addition, Messrs. Luciani and Rodin and certain employees will devote a limited portion of their time to overseeing the third-party managers of Multi-Family Properties and one adult living community in which the Company has financial interests in that it holds the related Multi-Family Notes, but in which Messrs. Luciani and Rodin have equity interests and the Company does not.

               Subsequent to the reorganization, the Principal Stockholders and one of their affiliates transferred the Assigned Interests to the Investing Partnerships that own interests in the Protected Partnerships. The Assigned Interests were owned personally by the Principal Stockholders and their affiliate and provide additional assets at the Investing Partnership level and, as a result, additional security for the related Multi-Family Notes. Two Investing Partnerships related to these Protected Partnerships transferred the respective Assigned Interests back to the Principal Stockholders and their affiliate after these Protected Partnerships successfully emerged from their bankruptcy proceedings. In that the Principal Stockholders transferred the Assigned Interests in July 1996, the Company recorded a $21.3 million capital contribution in Fiscal 1996. The bankruptcy petitions and risk of loss faced by the Protected Partnerships resulted in the Company recording a non-cash loss for Fiscal 1996 in the amount of $18.4 million (representing the recorded value of these Multi-Family Notes, net of deferred income and net of any previously established reserves) due to the deemed full impairment of the Multi-Family Notes. The transfer of the Assigned Interest back to the Principal Stockholders caused the Company to recognize non-cash other income of $3.1 million and to record a non-cash dividend to the Principal Stockholders for the release of the previously assigned interest of $3.1 million in Fiscal 1997. Each of the Principal Stockholders was a general partner of three of the Protected Partnerships, but withdrew as a general partner prior to such partnerships' filings of the respective Chapter 11 Petitions.

               During Fiscal 1996 and 1997 the Company paid to Francine Rodin, the wife of Bernard M. Rodin, the Company's Chief Operating Officer, President and a Director, $154,875 and $132,885, respectively, as fees for introducing to the Company broker/dealers that have assisted the Company in its Syndications of partnership interests and in placing other securities offered by the Company. Mrs. Rodin will receive a fee with respect to any future sales through such broker/dealers of such Syndicated partnership interests and other securities offered by the Company. During Fiscal 1996, Mrs. Rodin received consulting fees of $49,435 in connection with coordinating the Company's marketing efforts and travel arrangements. Mrs. Rodin has been an employee of the Company for the entire year ended January 31, 1998 and performs similar services.

               Walter Feldesman, a Director of the Company, is Of Counsel to the law firm of Baer Marks & Upham LLP, which acts as counsel to the Company from time to time. In addition, Mr. Feldesman is a director of Sterling National Bank & Trust Co. which has entered into a revolving credit agreement with the Company which permits the Company to borrow up to $8,000,000, of which $3,761,274 was outstanding at January 31, 1998.

               Michele R. Jawin, the daughter of Mr. Rodin and wife of Paul Jawin, the Company's General Counsel and a Senior Vice President, is Of Counsel to Reid & Priest LLP, which acts as securities counsel to the Company.


                                       PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  Please refer to Item 8, "Financial Statements and
               Supplementary Data" for a complete listing of all consolidated financial statements and financial statement schedules.

          (b) The Company filed the following reports on Form 8-K: No current reports on Form 8-K were filed during the quarter ended January 31, 1998.

          (c) Exhibits: Reference is made to the Exhibit Index commencing on page 69.

                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GRAND COURT LIFESTYLES, INC.

                              /s/ Catherine V. Merlino
                              ----------------------------
                              Catherine V. Merlino
                              Chief Financial Officer and Vice President

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                  Title               Date
                  ---------                  -----               ----

          /s/ John Luciani          Chairman of the Board   April 30, 1998
          ------------------------  of Directors and
          John Luciani              Chief Executive
                                    Officer (Principal
                                    Executive Officer)


          /s/ Bernard M. Rodin      President and Chief     April 30, 1998
          ------------------------  Operating Officer and
          Bernard M. Rodin          Director (Principal
                                    Executive Officer)


          /s/ John W. Luciani, III  Executive Vice          April 30, 1998
          ------------------------  President and Director
          John W. Luciani, III


          /s/ Catherine V. Merlino  Chief Financial         April 30, 1998
          ------------------------  Officer and Vice
          Catherine V. Merlino      President (Principal
                                    Financial Officer and
                                    Principal Accounting
                                    Officer)


          /s/ Walter Feldesman      Director                April 30, 1998
          ------------------------
          Walter Feldesman


                                    Director                April 30, 1998
          ------------------------
          Leslie E. Goodman

                                    EXHIBIT INDEX


               *2.1     --  Consolidation Agreement dated as of April 1,
                            1996 among John Luciani, Bernard M. Rodin, J&B
                            Management Company and the Company.
               *2.1(a)  --  First Amendment dated as of April 1, 1996 to
                            Consolidation Agreement dated as of April 1,
                            1996 among John Luciani, Bernard M. Rodin, J&B
                            Management Company and the Company.
               *2.1(b)  --  Second Amendment dated as of April 1, 1996 to
                            Consolidation Agreement dated as of April 1,
                            1996 among John Luciani, Bernard M. Rodin, J&B
                            Management Company and the Company.
               *2.1(c)  --  Third Amendment dated as of April 1, 1996 to
                            Consolidation Agreement dated as of April 1,
                            1996 among John Luciani, Bernard M. Rodin, J&B
                            Management Company and the Company.
               *2.1(d)  --  Fourth Amendment dated as of April 1, 1996 to
                            Consolidation Agreement dated as of April 1,
                            1996 among John Luciani, Bernard M. Rodin, J&B
                            Management Company and the Company.
               *2.1(e)  --  Fifth Amendment dated as of April 1, 1996 to
                            Consolidation Agreement dated as of April 1,
                            1996 among John Luciani, Bernard M. Rodin, J&B
                            Management Company and the Company.
               *2.1(f)  --  Sixth Amendment dated as of April 1, 1996 to
                            Consolidation Agreement dated as of April 1,
                            1996 among John Luciani, Bernard M. Rodin, J&B
                            Management Company and the Company.
               *2.2(a)  --  Merger Agreement dated as of April 1, 1996
                            between Leisure Centers, Inc. and the Company.
               *2.2(b)  --  Merger Agreement dated as of April 1, 1996
                            between Leisure Centers Development, Inc. and
                            the Company.
               *2.2(c)  --  Merger Agreement dated as of April 1, 1996
                            between J&B Management Corp. and the Company.
               *2.2(d)  --  Merger Agreement dated as of April 1, 1996
                            between Wilmart Development Corp. and the
                            Company.
               *2.2(e)  --  Merger Agreement dated as of April 1, 1996
                            between Sulgrave Realty Corporation and the
                            Company.
               *2.2(f)  --  Merger Agreement dated as of April 1, 1996
                            between Riv Development Inc. and the Company.
               *3.1     --  Restated Certificate of Incorporation of the
                            Company.
               *3.2     --  By-Laws of the Company.
             +*10.1     --  1996 Stock Option and Performance Award Plan.
              *10.2(a)  --  Loan Agreements dated as of November 25, 1996, by and between Leisure Centers LLC-1 and Bank
                            United relating to financing of the Corpus
                            Christi, Texas property.
              *10.2(b)  --  Guaranty Agreement, dated as of November 25,
                            1996, between the Company and Bank United
                            relating to financing of the Corpus Christi,
                            Texas property.
              *10.2(c)  --  Loan Agreement, dated as of January 29, 1997, by and between Leisure Centers LLC-1 and Bank
                            United relating to financing of the Temple,
                            Texas property.
              *10.2(d)  --  Guaranty Agreement, dated as of January 29,
                            1997, between the Company and Bank United
                            relating to the financing of the Temple, Texas
                            property.
              *10.3     --  Master Development Agreement dated September
                            18, 1996 between Capstone Capital Corp. and the Company.
              *10.4(a)  --  Form of 12% Debenture due June 16, 2000 -
                            Series 1.
              *10.4(b)  --  Form of 12% Debenture due April 15, 1999 -
                            Series 2.
              *10.4(c)  --  Form of 11% Debenture due December 31, 1996 -
                            Series 3.
              *10.4(d)  --  Form of 11.5% Debenture due April 15, 2000 -
                            Series 4.

              *10.4(e)  --  Form of 12% Debenture due January 15, 2003 -
                            Series 5.
              *10.4(f)  --  Form of 12% Debenture due April 15, 2003 -
                            Series 6.
              *10.4(g)  --  Form of 11% Debenture due January 15, 2002 -
                            Series 7.
              *10.4(h)  --  Form of 11% Debenture due January 15, 2002 -
                            Series 8.
              *10.4(i)  --  Form of 12% Debenture due September 15, 2001 -
                            Series 9.
              *10.4(j)  --  Form of 12% Debenture due January 15, 2004 -
                            Series 10.
              *10.4(k)  --  Form of 12% Debenture due June 30, 2004 -
                            Series 11.
              *10.5(a)  --  Bank Agreement dated August 14, 1990 between
                            The Bank of New York and the Company with
                            respect to 12% Debentures, Series 1.
              *10.5(b)  --  First Amendment dated as of August 21, 1992 to
                            Bank Agreement dated August 14, 1990 between
                            The Bank of New York and the Company with
                            respect to 12% Debentures, Series 1.
              *10.5(c)  --  Bank Agreement dated October 11, 1991 between
                            The Bank of New York and the Company with
                            respect to 12% Debentures, Series 2.
              *10.5(d)  --  Bank Agreement dated October 17, 1991 between
                            The Bank of New York and the Company with
                            respect to 11% Debentures, Series 3.
              *10.5(e)  --  Bank Agreement dated April 1, 1992 between The
                            Bank of New York and the Company with respect
                            to 11.5% Debentures, Series 4.
              *10.5(f)  --  Bank Agreement dated October 30, 1992 between
                            The Bank of New York and the Company with
                            respect to 12% Debentures, Series 5.
              *10.5(g)  --  Bank Agreement dated May 24, 1993 between The
                            Bank of New York and the Company with respect
                            to 12% Debentures, Series 6.
              *10.5(h)  --  Bank Agreement dated October 27, 1993 between
                            The Bank of New York and the Company with
                            respect to 11% Debentures, Series 7.
              *10.5(i)  --  First Amendment dated November 29, 1993 to
                            Bank Agreement dated October 27, 1993 between
                            The Bank of New York and the Company with
                            respect to 11% Debentures, Series 7.
              *10.5(j)  --  Bank Agreement dated November 29, 1993 between
                            The Bank of New York and the Company with
                            respect to 11% Debentures, Series 8.
              *10.5(k)  --  Bank Agreement dated September 12, 1994
                            between The Bank of New York and the Company
                            with respect to 12% Debentures, Series 9.
              *10.5(l)  --  Bank Agreement dated July 12, 1995 between The
                            Bank of New York and the Company with respect
                            to 12% Debentures, Series 10.
              *10.5(m)  --  Bank Agreement dated July 25, 1997 between the
                            Bank of New York and the Company with respect
                            to 12% Debentures, Series 11.
              *10.6(a)  --  Form of Short-term Step-up Bond due March 15,
                            2001 - Series 1.
              *10.6(b)  --  Form of 12.375% Bond due April 15, 2003 -
                            Series 2.
              *10.7(a)  --  Bank Agreement between The Bank of New York
                            and the Company with respect to Short-term
                            Step-up Bonds - Series 1.
              *10.7(b)  --  Bank Agreement between The Bank of New York
                            and the Company with respect to 12.375% Bonds
                            -Series 2.
              *10.8     --  Revolving Credit Agreement dated as of May 7,
                            1985 between Sterling National Bank & Trust
                            Company and the Company.
              *10.9     --  Assumption Agreement dated as of September 10,
                            1996 among Sterling National Bank & Trust, the
                            Company, Bernard M. Rodin and John Luciani.
              *10.9(a)  --  First Amendment to Assumption Agreement dated as of September 10, 1996 among Sterling
                            National Bank & Trust, the Company, Bernard M.
                            Rodin and John Luciani.

              *10.9(b)  --  Second Amendment to Assumption Agreement among
                            Sterling National Bank, formerly known as
                            Sterling National Bank & Trust Company, the
                            Company, Bernard M. Rodin and John Luciani
              *10.10(a) --  Form of 13.125% Retirement Financing Notes -
                            III, due October 31, 2001.
              *10.10(b) --  Form of 13.125% Retirement Financing Notes -
                            IV, due March 31, 2002.
              *10.10(c) --  Form of 13.125% Retirement Financing Notes -
                            V, due June 30, 2003.
              *10.10(d) --  Form of 13.125% Retirement Financing Notes -
                            VI, due April 15, 2001.
              *10.10(e) --  Form of 13.125% Retirement Financing Notes -
                            VII, due October 15, 2002.
              *10.11(a) --  Bank Agreement dated as of September 6, 1996 between the Bank of New York and the Company
                            with respect to 13.125% Retirement Financing
                            Notes - III.
              *10.11(b) --  Bank Agreement dated as of October 22, 1996
                            between the Bank of New York and the Company
                            with respect to 13.125% Retirement Financing
                            Notes - IV.
              *10.11(c) --  Bank Agreement dated as of May 14, 1997
                            between the Bank of New York and the Company
                            with respect to 13.125% Retirement Financing
                            Notes - V.
              *10.11(d) --  Bank Agreement dated as of November 6, 1997
                            between the Bank of New York and the Company
                            with respect to 13.125% Retirement Financing
                            Notes - VI.
              *10.11(e) --  Bank Agreement dated as of November 20, 1997 between Bank of New York and the Company with
                            respect to 13.125% Retirement Financing Notes
                            - VII.
              *10.12    --  Warrant Agreement
               21       --  List of Subsidiaries of the Company.
               27.1     --  Financial Data Schedules for the periods ended
                            January 31, 1996 and 1997 and January 31,
                            1998.

          ---------------
           * Previously filed in Registration Statement No. 333-05955. (+) Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by item 601(b)(10)(iii) of Regulation S-K.