Form 10-Q
period 1998-04-30
GRAND COURT LIFESTYLES INC
filed 1998-06-12
CIK 1016741

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


          (Mark One)

          [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

                                          OR

          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM                TO
                                         --------------    --------------

          Commission file number: 0-21249

                             GRAND COURT LIFESTYLES, INC.
                (Exact name of registrant as specified in its charter)

                     Delaware                          22-3423087
                  (State or other                   (I.R.S. Employer
                  jurisdiction of                  Identification No.)
                 incorporation or
                   organization)

          2650 North Military Trail,
          Suite 350, Boca Raton, Florida                  33431
          (Address of principal executive offices)     (Zip code)

          Registrant's telephone number, including area code  (561) 997-0323

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes   X     No     .
                                                  -----      ----

               At May 31, 1998, the Company had 17,800,000 shares of Common Stock, $.01 par value, outstanding.

                             GRAND COURT LIFESTYLES, INC.
                        INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE FISCAL QUARTER ENDED APRIL 30, 1998


                                                                       PAGE

          PART I - FINANCIAL INFORMATION

          Item 1:   Financial Statements and Supplementary Data . . .    2

                    Consolidated Balance Sheets as of January 31, 1998 and April 30, 1998

                    Consolidated Statements of Operations for the three months ended April 30, 1997 and 1998

                    Consolidated Statements of Cash Flows for the three months ended April 30, 1997 and 1998

                    Notes to Consolidated Financial Statements

          Item 2:   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . . . . .    8

          Item 3:   Quantitative and Qualitative Disclosures about
                    Market Risk . . . . . . . . . . . . . . . . . . .   18

          PART II - OTHER INFORMATION

          Item 1:   Legal Proceedings . . . . . . . . . . . . . . . .   19
          Item 2:   Changes in Securities and Use of Proceeds . . . .   19
          Item 6:   Exhibits and Reports on Form 8-K  . . . . . . . .   19

                            PART I - FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS
          (In Thousands, except per share data)
          -----------------------------------------------------------------

                                                                April 30,
                                                January 31,    (unaudited)
                                               ------------    -----------

                                                    1998          1998
                                               -------------   -----------
           ASSETS

           Cash and cash equivalents . . . .      $ 11,964      $ 32,511

           Notes and receivables - net . . .       231,140       248,049

           Investments in partnerships . . .         3,924         4,263

           Construction in progress  . . . .        26,241        11,105

           Buildings, furniture and
            equipment - net  . . . . . . . .            --        19,145

           Other assets - net  . . . . . . .        22,530        21,659
                                                  --------      --------

           Total assets  . . . . . . . . . .      $295,799      $336,732
                                                  ========      ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

           Loans and accrued interest
            payable  . . . . . . . . . . . .      $161,850      $167,277

           Construction loan payable . . . .        22,595        25,064

           Notes and commissions payable . .         5,299         6,731

           Other liabilities . . . . . . . .         3,531        14,971

           Deferred income . . . . . . . . .        76,112        75,665
                                                  --------      --------

           Total liabilities . . . . . . . .       269,387       289,708
                                                  --------      --------

           Commitments and contingencies

           Stockholders' equity

           Preferred Stock, $.001 par value
            - authorized, 15,000,000 shares;
            none issued and outstanding  . .            --            --

           Common Stock, $.01 par value -
            shares authorized, 40,000,000;
            shares issued and outstanding,
            15,000,000 and 17,800,000,
            respectively . . . . . . . . . .           150           178

           Paid-in capital                          51,189        73,575

           Accumulated deficit                     (24,927)      (26,729)
                                                  --------      --------

           TOTAL STOCKHOLDERS' EQUITY  . . .        26,412        47,024
                                                  --------      --------

           Total liabilities and
            stockholders' equity . . . . . .      $295,799      $336,732
                                                  ========      ========

          See Notes to Consolidated Financial Statements.

          CONSOLIDATED STATEMENTS OF OPERATIONS
          (In Thousands, except per share data)
          ----------------------------------------------------------------

                                             Three months ended April 30
                                                     (unaudited)
                                                 --------------------

                                                  1997               1998
                                                --------           --------
           Revenues:
             Sales . . . . . . . . . . .        $ 9,679            $10,480
             Syndication fee income  . .          1,982              2,175
             Deferred income earned  . .            230                208
             Interest income . . . . . .          3,471              3,889
             Property management fees
               from related parties  . .            708                988
             Equity in earnings from
               partnerships  . . . . . .            114                158
             Adult living rental revenues            --                418
             Other income  . . . . . . .             --                685
                                                 ------             ------
                                                 16,184             19,001
                                                 ------             ------

           Cost and Expenses:
             Cost of sales . . . . . . .          7,541              8,366
             Selling . . . . . . . . . .          2,158              2,110
             Interest  . . . . . . . . .          4,350              5,470
             General and administrative           1,842              2,484
             Adult living operating
               expenses  . . . . . . . .             --                946
             Officers' compensation  . .            300                300
             Depreciation and
               amortization  . . . . . .            814              1,087
                                                 ------             ------
                                                 17,005             20,763
                                                 ------             ------
           Net loss before provision for
             taxes . . . . . . . . . . .           (821)            (1,762)

           Provision for taxes . . . . .             --                 40
                                                 ------             ------

           Net loss  . . . . . . . . . .           (821)            (1,802)
                                                 ======             ======

           Loss per common share (basic
             and diluted)  . . . . . . .       $   (.05)          $   (.10)
                                                 ======             ======

           Pro forma weighted average
             common shares . . . . . . .         15,000             17,800
                                                 ======             ======

          See Notes to Consolidated Financial Statements.

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          (In Thousands)
          -----------------------------------------------------------------

                                                  Three months ended April
                                                       30 (unaudited)
                                                  ------------------------
                                                      1997         1998
                                                   ----------   ----------
           Cash flows used from operating
            activities:

             Net loss  . . . . . . . . . . . . .    $  (821)    $ (1,802)
                                                    -------     --------

             Adjustments to reconcile net income
               to net cash provided by operating
               activities:

              Depreciation and amortization  . .        814        1,087

              Deferred income earned . . . . . .       (230)        (208)

             Changes in operating assets and
               liabilities:

              Accrued interest on notes and
                  receivables  . . . . . . . . .      5,574        7,587

              Notes and receivables  . . . . . .     (8,540)     (24,496)

              Commissions payable  . . . . . . .       (921)       1,637

              Other liabilities  . . . . . . . .     (1,353)      11,440

              Deferred income  . . . . . . . . .       (265)        (240)
                                                    -------     --------
                                                     (4,921)      (3,193)
                                                    -------     --------

                Net cash used by operating
                     activities  . . . . . . . .     (5,742)      (4,995)
                                                    -------     --------
           Cash flows used from investing
            activities:

             Increase in investments . . . . . .       (184)        (339)

             Building, furniture and equipment .         --       (2,798)

             Construction in progress  . . . . .     (1,757)      (1,259)
                                                    -------     --------


              Net cash used by investing             (1,941)      (4,396)
                  activities . . . . . . . . . .    -------     --------

           Cash flows provided (used) financing
            activities:

             Payments on loans payable . . . . .     (9,391)      (5,351)

             Proceeds from loans payable   . . .      6,102       10,779

             Proceeds from construction loan
               payable . . . . . . . . . . . . .      3,650        2,469

             Increase in other assets  . . . . .     (1,278)        (168)

             Payments of notes payable . . . . .        (34)        (205)

             Net proceeds from initial public
               offering  . . . . . . . . . . . .         --       22,414
                                                    -------     --------

              Net cash provided (used) by
                  financing activities . . . . .       (951)      29,938
                                                    -------     --------

             (Decrease) increase in cash and
                cash equivalents . . . . . . . .     (8,634)      20,547

             Cash and cash equivalents,
               beginning of period . . . . . . .     14,111       11,964
                                                    -------     --------

             Cash and cash equivalents, end of
               period  . . . . . . . . . . . . .    $ 5,477     $ 32,511
                                                    =======     ========

             Supplemental information:

              Interest paid  . . . . . . . . . .    $ 4,466     $  5,266
                                                    =======     ========

          See Notes to Consolidated Financial Statements.

          GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED APRIL 30, 1997 and 1998
          (In Thousands, except shares and per share data)
          -----------------------------------------------------------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (UNAUDITED)

               The accompanying consolidated financial statements of Grand Court Lifestyles, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements as of and for the periods ended April 30, 1997 and 1998 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. Certain amounts in prior years have been reclassified to conform with current year presentation. These consolidated financial statements should be read in connection with the financial statements and notes included thereto in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

               Unless the context otherwise requires, (i) all references herein to a "Fiscal" year refer to the fiscal year beginning on February 1 of that year (for example, "Fiscal 1997" refers to the fiscal year beginning on February 1, 1997) and (ii) all references to the Company, include the Company, its subsidiaries and its predecessors taken as a whole.

          1.   NEWLY DEVELOPED COMMUNITIES

               In March 1998, the Company announced the grand openings of two of its newly constructed adult living communities.
               These two communities, which are located in Corpus Christi and Temple, Texas, contain a total of 268 apartment units offering both independent and assisted living services.
               Such communities are owned and operated by the Company. In March, 1998, the Company announced the grand openings of two newly constructed adult living communities which were developed as part of its $39 million development financing arrangement with Capstone Capital Corporation ("Capstone") and which are leased to the Company. These two communities, which are located in El Paso and San Angelo, Texas, respectively, contain a total of 284 apartment units offering both independent and assisted living services. The $39 million development financing arrangement with Capstone is providing financing for the development of four newly developed adult living communities, including two of the completed newly developed adult living communities described above. The remaining two adult living communities being developed pursuant to the Capstone arrangement were placed in service in May, 1998.


          2.   CAPITALIZATION

               In March 1998, in an initial public offering of its common stock, the Company sold 2,800,000 shares of its common stock at price of $9.50 per share. The net proceeds, after deducting for all offering expenses, that the Company received as a result of this offering was $22.4 million.
               The Company intends to use approximately $19.4 million of the net proceeds to finance the development of new adult living communities and the remainder for working capital. The Company has purchased a series of 30 day, 90 day and 180 day treasury bills with the entire net proceeds pending application of such funds to the intended uses.

          3.   COMMITMENTS AND CONTINGENCIES

               The Company rents office space under a lease expiring February 2000. Annual base rent under such lease is approximately $197. The Company entered into a ten year lease for additional office space, commencing September 1, 1991. The annual base rent is approximately $150 and will increase 5% each year for ten years.

               On November 14, 1997, an investor in a limited partnership (the "First Partnership") which was formed to invest in a second partnership which was formed to develop and own an adult living community (the "Second Partnership"), filed a lawsuit, Palmer v. Country Estates Associates Limited
                        --------------------------------------------
               Partnership, et.al., in the United States District Court,
               -------------------
               District of New Jersey. The Company has never managed the property owned by the Second Partnership and is not a general partner in the Second Partnership or the First Partnership. A predecessor of the Company was a general partner of the Second Partnership. The Company has never been a general partner of the First Partnership. The defendants in the suits were the First Partnership, the general partners of the First Partnership, the Second Partnership, two affiliates of the Company, and the Company (collectively the "Defendants"). The Plaintiff alleged a breach of the First Partnership's partnership agreement, negligent misrepresentation, fraud, negligence, breach of guarantee and mail fraud. The Plaintiff sought (i) the return of his original investment ($100), (ii) market interest on such investment for the period 1987-1997 and
               (iii) unspecified damages. The parties have entered into a stipulation dismissing this lawsuit, with prejudice, without payment of any kind by the Company.

               The Company is involved in other legal proceedings which have arisen in the ordinary course of business. The Company intends to vigorously defend itself in these matters and does not believe that the outcome of these matters will have a material effect on its financial statements.

               The Company's revenues have been, and are expected to continue to be, primarily derived from the sales of partnership interests ("Syndications") of partnerships it organizes to acquire existing adult living communities (each, an "Owning Partnership"). In a typical Syndication, the Company identifies an adult living community suitable for acquisition and forms an Owning Partnership (in which it is the managing general partner and initially owns all of the partnership interests) to acquire the property. Another partnership (the "Investing Partnership") is also formed ( in which the Company is also the general partner with a 1% interest) to purchase from the Company a 99% partnership interest in the Owning Partnership (the "Purchased Interest"), leaving the Company with a 1% interest in the Owning Partnership and a 1% interest in the Investing Partnership. The purchase price for the Purchased Interest is paid in part in cash and in part by a note from the Investing Partnership with a term of approximately five years ( a "Purchase Note"). Limited partners purchase partnership interests in the Investing Partnership by agreeing to make capital contributions over approximately five years to the Investing Partnership, which allows the Investing Partnership to pay the purchase price for the Purchased Interest, including the Purchase Note. The limited partnership agreement of the Investing Partnership provides that the limited partners are entitled to receive, for a period not to exceed five years, distributions equal to between 11% and 12% per annum of their then paid-in scheduled capital contributions. Although the Company incurs certain costs in connection with acquiring a community and arranging for the Syndication of partnership interests, the Company makes a profit on the sale of the Purchased Interest. In addition, as part of the purchase price for the Purchased Interest paid by the Investing Partnership, the Company receives a 40% interest in sale and refinancing proceeds after certain priority payments to the limited partners. The Company also enters into a management contract with the Owning Partnership pursuant to which the
               Company agrees to manage the adult living community.   As
               part of the management fee arrangements, the management contract requires the Company, for a period not to exceed five years, to pay to the Owning Partnership (to the extent that cash flows generated by the property are insufficient) amounts sufficient to fund (i) any operating cash deficiencies of such Owning Partnership and (ii) any part of such 11% to 12% return not paid from cash flow from the related property (which the Owning Partnerships distribute to the Investing Partnerships for distribution to limited partners) (collectively, the "Management Contract Obligations"). The Company, therefore, has no direct obligation to pay specified returns to limited partners. Rather, the Company is obligated pursuant to the management contract to pay to the Owning Partnership amounts sufficient to make the specified returns to the limited partners, to the extent the cash flows generated by the property are insufficient to do so. The Owning Partnership then distributes these amounts to the Investing Partnership which, in turn, distributes these amounts to the limited partners. As a result of the Management Contract Obligations, the Company and its stockholders bear the risks of operations and financial viability of the related
               property for such five-year period.   The management
               contract, however, rewards the Company for successful management of the property by allowing the Company to retain any cash flow generated by the property in excess of the amount needed to satisfy the Management Contract Obligations as an incentive management fee. After the initial five-year period, the limited partners are entitled to the same specified rate of return, but only to the extent there is sufficient cash flow from the property, and any amounts of cash flow available after payment of the specified return to limited partners are shared as follows: 40% to the Company as an incentive management fee and 60% for distribution to the limited partners. The management contract is not terminable during this initial five-year period and is terminable thereafter by either party upon thirty to sixty days notice.

               The Company has arranged for the acquisition of the 38 Syndicated adult living communities and one nursing home that it manages by utilizing mortgage financing and by arranging for Syndications of 42 Investing Partnerships formed to acquire interests in the 38 Owning Partnerships that own the adult living communities and the nursing home. The 38 Syndicated adult living communities and one nursing home managed by the Company are owned by the respective Owning Partnerships and not by the Company. The Company is the managing general partner of all but one of the Owning Partnerships and manages all of the adult living communities and the one nursing home in its portfolio. The Company is also the general partner of 33 of the 42 Investing Partnerships. The mortgage financing of the Syndicated adult living communities and nursing home are generally without recourse to the general credit or assets of the Company except with respect to certain specified obligations, including, for example, costs incurred for the correction of hazardous environmental conditions. However, except for such non-recourse obligations, as a general partner, the Company, or a wholly-owned entity formed solely to be the general partner, is fully liable for all partnership obligations, including those presently unknown or unobserved, and unknown or future environmental liabilities. The cost of any such obligations or claims, if partially or wholly borne by the Company, could adversely affect the Company's business, operating results and financial condition. Although most of the mortgage loans are non-recourse, (i) the Company is liable as a general partner for approximately $10.8 million in principal amount of mortgage debt relating to five Syndicated adult living communities and (ii) wholly-owned entities are liable as general partners for approximately $31.9 million in principal amount of mortgage debt relating to six Syndicated adult living communities and the one Syndicated nursing home managed by the Company as of April 30, 1998. In the case of the general partner liabilities of the wholly-owned entities, the only assets of the Company at risk of loss are the general partner interests in the specific properties.

               As part of the Company's development program, on September 18, 1996 the Company entered into a master development agreement with Capstone for 100% of the development cost of four adult living communities. The maximum amount Capstone will fund per such agreement is approximately $37,764 of which $30,867 has been funded as of April 30, 1998.
               Pursuant to the terms of the master development agreement, the Company was responsible for identifying up to four proposed adult living community sites and submitting a plan which includes plans, specifications, drawings, details and pro forma budgets necessary for the acquisition of such site, and the construction and operation of an assisted and independent living community. Upon the acquisition of a site by Capstone, the Company was required to enter into an agreement relating specifically to the development of such site. The dates of the four site specific development agreements are December 5, 1996, January 7, 1997, January 28, 1997 and January 29, 1997. Pursuant to each site specific agreement, the Company (i) agreed to develop the community for an agreed upon cost, (ii) was required to obtain or execute a construction contract for such community, and (iii) complete development within 15 months after the commencement of construction. The Company is in compliance with its responsibilities under the master development agreement and the four site specific agreements.

               The Capstone financing arrangement provides that the Company will operate these four adult living communities pursuant to long-term leases with Capstone, which leases were entered into upon the completion of construction and the satisfaction of certain other conditions. The initial term of each lease, is 15 years with three five-year extension options. The cumulative annual base rent which the Company is obligated to pay to Capstone for the two properties placed in service during the three months ended April 30, 1998 is $1,866 with 3% per annum annual increases. Under the terms of each lease, the Company has the option to acquire the community after operating the community for four years. The option price is equal to the sum of 100% of the cost incurred to develop the property and an additional 20% of such cost (which declines by 2 percentage points per year but in no event declines below 10%). The four leases have cross-default provisions. Each lease is a triple net lease, as the Company is responsible for all costs including, but not limited to, maintenance, repair, insurance, taxes, utilities, and compliance with legal and regulatory requirements. The Company is required to maintain insurance and, in the event that the community is damaged or destroyed, such community would be restored to substantially the same condition it was in immediately before such damage or destruction, or the Company would be required to acquire the community for the option price described above.

          4.   NEW ACCOUNTING PRONOUNCEMENTS

               Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. In accordance with Statement No. 131, the Company has elected not to apply this statement to its interim financial statements in Fiscal 1998; however, comparative information for interim periods in Fiscal 1998 will be reported in financial statements for interim periods in Fiscal 1999.


          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Unless the context otherwise requires, (i) all references herein to a "Fiscal" year refer to the fiscal year beginning on February 1 of that year (for example, "Fiscal 1997" refers to the fiscal year beginning on February 1, 1997) and (ii) all references to the Company, include the Company, its subsidiaries and its predecessors taken as a whole.

          SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

               The Company is including the following cautionary statements to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of the Company in this Quarterly Report on Form 10-Q. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates", "estimates", "expects", "intends", "believes" and similar expressions. From time to time, the Company or one of its subsidiaries individually may publish or otherwise make available forward-looking statements of this nature. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company or its subsidiaries, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

               Forward-looking statements made by the Company are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed in, or implied by, the forward-looking statements. These forward-looking statements include, among others, statements concerning the Company's revenue and cost and expense, trends, the number and economic impact of anticipated acquisitions and new developments, planned capital expenditures and financing needs and availability. Investors or other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance by the Company and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. In addition to other factors and matters discussed elsewhere herein, the following are some, but not all, of the important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward looking statements:

               1. The potential impact of recent net losses and anticipated operating losses.

               2. The ability of the Company to service its substantial debt obligations.

               3. The ability of the Company to pay Management Contract Obligations from the cash flow generated by the Syndicated adult living communities and the terms of future Syndications.

               4. The need for the Company to utilize cash from operations and obtain additional financing to pursue its new development program.

               5. Changes in anticipated construction costs, operating expenses and start-up losses relating to the Company's new development program.

               6. Unanticipated delays in the Company's new development program, including without limitation, permitting, licensing and construction delays.

               7. The potential recourse and guarantee obligations of the Company, including, but not limited to the correction of hazardous environmental conditions, relating to the mortgage financing of the adult living communities.

               8. The impact of mortgage defaults and/or bankruptcies relating to Multi-Family Properties (as defined below) on the Company's ability to collect on its Multi-Family Notes (as defined below).

               9. The potential liabilities arising from the Company's status as the general partner of Syndicated adult living communities.

               10. The Company's ability to identify suitable development opportunities, pursue such opportunities, complete development, lease-up and effectively operate the adult living communities.

               11. The Company's ability to attract and retain qualified personnel.

               12. Competitive factors affecting the long-term care services industry.

               13. Changes in operating costs of adult living communities, including without limitation, staffing and labor costs.

               14. The ability to attract seniors with sufficient resources to pay for the Company's services.

               15. Governmental regulatory actions and initiatives, including without limitation, those relating to healthcare laws, benefitting disabled persons, subsidy programs, environmental requirements and safety requirements.

               16. Changes in general economic conditions, including, but not limited to, factors particularly affecting real estate.

          OVERVIEW

               The Company is a fully integrated provider of adult living accommodations and services which acquires, develops and manages adult living communities. The Company's revenues have been, and are expected to continue to be, primarily derived from Syndication of partnerships it organizes to acquire existing adult living communities. To the extent that the development plan to construct new adult living communities is successfully implemented, the Company anticipates that the percentage of its revenues derived from Syndications would decrease and the percentage of its revenues derived from newly constructed adult living communities would increase and, the Company believes, over time, become the primary source of the Company's revenues. Due, in part, to anticipated start-up losses from the Company's newly developed adult living communities, the Company anticipates that it will incur operating losses for Fiscal 1998.

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

               The Company has instituted a development plan pursuant to which it has completed construction of six adult living communities as of June 12, 1998, is nearing completion of the construction of one additional community, has commenced construction on one additional community and intends to commence construction on between 30 and 34 additional new adult living communities over the next two years. The Company plans to own or lease pursuant to long-term operating leases or similar arrangements the adult living communities that are being developed under the plan. The Company will manage and operate each of the newly developed communities. The Company does not intend to Syndicate any of its newly developed adult living communities. The Company estimates that the cost of developing each new adult living community (including reserves necessary to carry the community through its lease-up period) utilizing mortgage financing will be approximately $9.5 million and utilizing long-term lease financing will be approximately $10 million. The Company expects to complete the construction of one of the two communities currently under construction by the end of the second quarter of fiscal 1998 and expects to complete construction of the remaining community under construction by the end of fiscal 1998. These two adult living communities, along with the six communities already completed pursuant to the development plan, contain an aggregate of 1,104 adult living apartment units. The 30 to 34 additional new communities which the Company intends to commence construction on over the next two years will contain between 4,260 and 4,828 additional adult living apartment units. The Company will use a substantial portion of the proceeds of the Company's initial public offering which occurred in March, 1998, funds generated by its business operations, mortgage construction financing, the proceeds of anticipated refinancings of construction financing on, and/or sale-leasebacks of, stabilized, newly constructed communities, and may complete additional issuances of debt or equity securities to finance the development, construction and initial operating costs of additional new adult living communities. Four of the completed adult living communities are being operated by the Company pursuant to long-term leases. The Company may use additional long-term leases or similar arrangements which require the investment of little or no capital on the part of the Company, to the extent necessary to proceed with this development plan.

          EARNINGS

               The Company recorded a net loss of $1.8 million for the three months ended April 30, 1998, compared to a net loss of $800,000 for the three months ended April 30, 1997. The loss for the three months ended April 30, 1998 primarily reflects (i) an increase in interest expense due to an increase in the amount of the Company's debt and an increase in the average interest rate of the Company's debt and (ii) start up losses from the Company's newly developed adult living communities during their initial lease-up periods.

          RESULTS OF OPERATION

          () Revenues

               Total revenues for the three months ended April 30, 1998 was $19.0 million as compared to $16.2 million for the three months ended April 30, 1997, representing an increase of $2.8 million or 17.3%.

               Sales income for the three months ended April 30, 1998 was $10.5 million as compared to $9.7 million for the three months ended April 30, 1997, representing an increase of $800,000 or 8.2%. The increase in sales was attributable to the Syndication of properties with greater initial cash flow in the three months ended April 30, 1998, as partially offset by less favorable terms on Syndications completed in the three months ended April 30, 1998 as compared to the Syndications completed in the three months ended April 30, 1997. The terms of a Syndication become less favorable for the Company if there is a decrease in the ratio of (a) the purchase price paid to the Company by the Investing Partnership for its interest in the Operating Partnership, to (b) the initial cash flow of the community.

               Syndication fee income for the three months ended April 30, 1998 did not change significantly from Syndication fee income for the three months ended April 30, 1997.

               Deferred income earned for the three months ended April 30, 1998 did not change from deferred income earned for the three months ended April 30, 1997.

               Interest income for the three months ended April 30, 1998 was $3.9 million as compared to $3.5 million for the three months ended April 30, 1997, representing an increase of $400,000 or 11.4%. The increase is primarily attributable to interest earned on the treasury bills in which the Company invested its net proceeds from its initial public offering.

               Property management fees from related parties for the three months ended April 30, 1998 was $1.0 million as compared to $700,000 in the three months ended April 30, 1997, representing an increase of $300,000 or 42.9%. The increase is primarily attributable to the cash flows from the underlying Owning Partnerships exceeding the specified rate of return to the limited partners in the three months ended April 30, 1998 to a greater extent than in the three months ended April 30, 1997.

               Equity in earnings from partnerships was $200,000 in the three months ended April 30, 1998 as compared to $100,000 in the three months ended April 30, 1997, representing an increase of $100,000 or 100%. The increase is attributable to the Syndication of additional properties in which the Company retains a general partnership interest.

               Adult living rental revenues consist of revenues generated by the newly developed adult living communities which the Company either owns or operates pursuant to long-term leases. Adult living rental revenues was $400,000 in the three months ended April 30, 1998. There was no adult living rental revenue in the three months ended April 30, 1997.

               Other income was $685,000 in the three months ended April 30, 1998. This other income represents the developer's fees the Company has earned in connection with the two newly developed adult living communities the Company operates pursuant to long-term leases which were placed in service in the three months ended April 30, 1998. There was no other income earned in the three months ended April 30, 1997.

          () Cost of Sales

               Cost of sales (which includes (i) the cash portion of the purchase price for Syndicated adult living communities plus related transaction costs and expenses and (ii) any payments with respect to Management Contract Obligations) for the three months ended April 30, 1998 was $8.4 million as compared to $7.5 million for the three months ended April 30, 1997, representing an increase of $900,000 or 12%. The increase was primarily attributable to (i) the greater aggregate cash portion of the purchase prices of the adult living communities acquired and Syndicated in the three months ended April 30, 1998, as compared to the cash portion of the purchase prices of the adult living communities acquired and Syndicated in the three months ended April 30, 1997, and (ii) increased funding of the Management Contract Obligations in the three months ended April 30, 1998 as compared to such funding in the three months ended April 30, 1997, as partially offset by a decrease in general costs and expenses in the three months ended April 30, 1998 as compared to general costs and expenses in the three months ended April 30, 1997. Cost of sales as a percentage of sales and syndication fee income was 66.1% in the three months ended April 30, 1998 as compared to 64.7% in the three months ended April 30, 1997. The increase is attributable to (a) less favorable Syndication terms on Syndications completed and, (b) increased funding of Management Contract Obligations in the three months ended April 30, 1998 as compared to the three months ended April 30, 1997, as partially offset by (i) more favorable terms when acquiring adult living communities (in view of the relationship between the initial cash flow generated by the properties and their purchase prices), and (ii) by the ability to obtain more favorable financing for the acquisitions.

               Several factors, including the decline of the real estate market in the late 1980's and early 1990's, which resulted in a number of distressed property sales and limited competition from other prospective purchasers, allowed the Company to acquire existing adult living communities at such time on relatively favorable terms. Mortgage financing, however, was generally either not available or available only on relatively unattractive terms during this period, which made acquisitions more difficult because they either required large outlays of cash or the use of mortgage financing on relatively unfavorable terms. During the last several years, several factors have contributed towards a trend to less favorable terms for acquisitions of adult living communities, including a recovery in the market for adult living communities and increased competition from other prospective purchasers of adult living communities. Although the Company acquired adult living communities on more favorable terms in the three months ended April 30, 1998 as compared to the previous fiscal quarter, the Company believes that the general trend towards less favorable acquisition terms will continue in the future. The Company, however, has been able to obtain mortgage financing on increasingly favorable terms (i.e. the Company has obtained mortgages for a greater percentage of the purchase price and at preferred interest rates). These factors, combined with an overall reduction of interest rates, have partially offset the factors that have led to more unfavorable acquisition terms. A significant change in these or other factors (including, in particular, a significant rise in interest rates) could prevent the Company from acquiring communities on terms favorable enough to offset the start-up losses of newly-developed communities as well as the Company's debt service obligations, Management Contract Obligations and the Company's selling, and general and administrative expenses.

          () Selling Expenses

               Selling expenses for the three months ended April 30, 1998 was $2.1 million as compared to $2.2 million for the three months ended April 30, 1997, representing a decrease of $100,000 or 4.5%. The decrease is attributable to a lower commission rate paid on a higher sales volume in the three months ended April 30, 1998 as compared to the three months ended April 30, 1997.

          () Interest Expense

               Interest expense for the three months ended April 30, 1998 was $5.5 million as compared to $4.4 million for the three months ended April 30, 1997, representing an increase of $1.1 million or 25%. The increase is primarily attributable to (i) an increase in the principal amount of debt and an increase in interest rates for such debt during the three months ended April 30, 1998 as compared to the three months ended April 30, 1997, and (ii) the current period expense of interest on construction loans payable on the two newly developed adult living communities which the Company owns, which were placed in service in the three months ended April 30, 1998. Such interest was capitalized during the periods these communities were under construction. Interest expense included interest payments on debentures ("Debenture Debt") which had an average interest rate of 12.05% per annum in the three months ended April 30, 1997 and 1998, respectively, and was secured by the Purchase Notes the Company holds as a result of its Syndication of multi-family properties prior to 1986 (the "Purchase Note Collateral"). During the three months ended April 30, 1998 and the three months ended April 30, 1997, total interest expense with respect to Debenture Debt was approximately $1.9 million and $2.1 million, respectively and the Purchase Note Collateral produced approximately $500,000 and $800,000, respectively, of interest and related payments to the Company, which was $1.4 million and $1.3 million, respectively, less than the amount required to pay interest on the Debenture Debt.

          () General and Administrative Expenses

               General and administrative expenses were $2.5 million in the three months ended April 30, 1998 as compared to $1.8 million in the three months ended April 30, 1997, representing an increase of $700,000 or 38.9%. The increase is attributable to (i) increases in professional fees, salary costs and other office expenses in managing and arranging for the acquisition of the Company's portfolio of Syndicated adult living communities, which portfolio, in the aggregate, was larger in the three months ended April 30, 1998 than the Company's portfolio in the three months ended April 30, 1997, and (ii) an increase in development-related overhead due to the completion of four newly developed adult living communities, which expenses were previously capitalized.

          () Adult living operating expenses

               Adult living operating expenses consist of operating expenses of the newly developed adult living communities which the Company either owns or operates pursuant to long-term leases. Adult living operating expenses were $1.0 million in the three months ended April 30, 1998. There was no adult living operating expenses in the three months ended April 30, 1997.

          () Officers' Compensation

               Officers' compensation for the three months ended April 30, 1998 did not change from officers' compensation for the three months ended April 30, 1997.

          () Depreciation and Amortization

               Depreciation and amortization consists of (i) amortization of deferred debt expense incurred in connection with debt issuance, (ii) amortization of leasehold costs incurred in connection with two of the newly developed adult living communities which the Company operates pursuant to long-term leases, and (iii) depreciation of buildings, furniture and equipment on two of the newly developed adult living communities the Company owns directly. Depreciation and amortization for the three months ended April 30, 1998 was $1.1 million as compared to $800,000 for the three months ended April 30, 1997, representing an increase of $300,000 or 37.5%. The increase is primarily attributable to the increase in amortization of deferred loan costs due to the additional Debenture Debt and unsecured debt incurred by the Company in the three months ended April 30, 1998, as compared to the three months ended April 30, 1997. The increase is also attributable to the amortization of leasehold costs associated with the two newly developed communities operated by the Company pursuant to long-term leases and depreciation of buildings, furniture and equipment associated with the two newly developed adult living communities owned by the Company.

          LIQUIDITY AND CAPITAL RESOURCES

               The Company historically has financed operations through cash flow generated by operations, Syndications and borrowings consisting of debt secured by promissory notes from limited partners of the Syndicated partnerships ("Investor Note Debt"), unsecured debt ("Unsecured Debt"), mortgage debt ("Mortgage Debt") and Debenture Debt. Now that the Company has completed development of six newly-developed adult living communities, the ownership and operation of these communities will be an additional source of cash flow. The Company, however, anticipates that each newly developed adult living community will incur operating losses until it completes its initial lease-up. The Company's principal liquidity requirements are for payment of operating expenses, costs associated with development of new adult living communities, debt service obligations, and Management Contract Obligations.

               Cash flows used by operating activities for the three months ended April 30, 1998 were $5.0 million and were comprised of (i) net loss of $1.8 million plus (ii) adjustments for non-cash items of $900,000 less (iii) the net change in operating assets and liabilities of $4.1 million. The adjustments for non-cash items is comprised of depreciation and amortization of $1.1 million, offset by deferred income earned of $200,000. The net change in operating assets and liabilities of $4.1 million was primarily attributable to an increase in notes and receivables and accrued interest on notes and receivables of $16.9 million as offset by an increase of other liabilities of $11.4 million. Approximately

          89% of the increase in "notes and receivables" was attributable to an increase in Purchase Notes arising from the Syndication of adult living communities ("Adult Living Notes") due to new Syndications, as offset by principal reductions on Adult Living Notes relating to previous Syndications, and approximately 11% of the increase in "notes and receivables" was primarily attributable to an increase in advances made to Owning Partnerships which own Syndicated multi-family properties ("Multi-Family Owning Partnerships"). Other liabilities increased primarily due to an increase in unearned revenue for the amount of unsubscribed interests in adult living communities financed during the three months ended April 30, 1998. Upon full subscription these amounts will be recognized as income. Cash flows used by operating activities for the three months ended April 30, 1997 were $5.7 million and were comprised of: (i) net loss of $800,000 plus (ii) adjustments for non-cash items of $600,000 less (iii) the net change in operating assets and liabilities of $5.5 million. The adjustments for non-cash items is comprised of depreciation and amortization of $800,000 less deferred income earned of $200,000.

               Net cash used by investing activities for the three months ended April 30, 1998 of $4.4 million was comprised of an increase of building, furniture and equipment of $2.8 million, an increase in the cost of the adult living communities the Company is constructing of $1.3 million, and an increase in investments in general partner interests in adult living communities of $300,000. Net cash used by investing activities in the three months ended April 30, 1997 of $1.9 million was comprised of the increase in the cost of the adult living communities the Company is constructing of $1.7 million and the increase in investments in general partner interests in adult living communities of $200,000.

               Net cash provided by financing activities for the three months ended April 30, 1998 of $29.9 million was comprised of (i) proceeds from the issuance of new debt of $10.8 million less debt prepayments of $5.4 million plus (ii) proceeds from construction mortgage financing of $2.5 million, less (iii) payments of notes payable of $200,000 less (iv) the increase in other assets of $200,000 plus (v) the net proceeds of the initial public offering of $22.4 million. Net cash used by financing activities for the three months ended April 30, 1997 of $1.0 million was comprised of (i) proceeds from the issuance of new debt of $6.1 million less debt prepayments of $9.4 million plus (ii) proceeds from construction mortgage financing of $3.7 million, less (iii) payments of notes payable of $100,000 less (iv) the increase in other assets of $1.3 million.

               At January 31, 1998, the Company had total indebtedness, excluding accrued interest, of $160.9 million, consisting of $65.5 million of Debenture Debt, $66.2 million of Unsecured Debt, $5.0 million of Mortgage Debt and $24.2 million of Investor Note Debt, and the Company had cash and cash equivalents at January 31, 1998 of $12.0 million. As of April 30, 1998, the Company has increased Investor Note Debt from $24.2 million to $25.0 million and increased Unsecured Debt from $66.2 million to $70.7 million. As a result, total indebtedness increased from $160.9 million to $166.2 million and the Company had cash and cash equivalents at April 30, 1998 of $32.5 million.

               Of the principal amount of total indebtedness at January 31, 1998, $25.5 million becomes due in the fiscal year ending January 31, 1999; $38.6 million becomes due in the fiscal year ending January 31, 2000; $25.6 million becomes due in the fiscal year ending January 31, 2001; $32.4 million becomes due in the fiscal year ending January 31, 2002; $15.1 million becomes due in the fiscal year ending January 31, 2003, and the balance of $23.7 million becomes due thereafter. Of the amount maturing in the fiscal year ending January 31, 1999, $2.3 million is Investor Note Debt, of which the Company repaid $1.9 million through the collection of investor notes and intends to pay the remaining $400,000 through the collection of investor notes. The balance, approximately $23.2 million, includes $2.4 million of Debenture Debt and $20.8 million of Unsecured Debt, of which $1.8 million has been repaid. The Company expects to repay the balance through funds generated by the Company's business operations and/or to refinance by the issuance of new debt.

               The Company's debt obligations contain various covenants and default provisions, including provisions relating to, in some obligations, certain Investing Partnerships, Owning Partnerships or affiliates of the Company. The Company has experienced fluctuations in its net worth over the last several years. At January 31, 1995, the Company had a net worth of $30.7 million, at January 31, 1996, the Company had a net worth of $34.8 million, at January 31, 1997, the Company had a net worth of $32.0 million, at January 31, 1998, the Company had a net worth of $26.4 million and at April 30, 1998 the Company had a net worth of $47.0 million. Pursuant to the Capstone agreements, the Company is required to maintain a net worth of no less than $37.6 million. Certain obligations of the Company contain covenants requiring the Company to maintain maximum ratios of the Company's liabilities to its net worth. The most restrictive covenant requires that the Company maintain a ratio of "loans and accrued interest payable" to consolidated net worth of no more than 7 to
          1. At January 31, 1998 and April 30, 1998, the Company's loan and accrued interest to consolidated net worth ratio was 6.1 to 1 and 3.6 to 1, respectively. In addition, certain obligations of the Company provide that an event of default will arise upon the occurrence of a material adverse change in the financial condition of the Company or upon a default in other obligations of the Company.

               The Company has utilized mortgage financing and Syndications to arrange for the acquisitions of the adult living communities it operates and intends to continue this practice for future acquisitions of existing adult living communities. The Company does not intend to Syndicate its newly developed communities.
          The limited partnership agreements of the Investing Partnerships provide that the limited partners are entitled to receive for a period not to exceed five-years specified distributions equal to 11% to 12% per annum of their then paid-in scheduled capital contributions. Pursuant to the management contracts with the Owning Partnerships, for such five-year period, the Company has Management Contract Obligations. During the three months ended April 30, 1998, the adult living communities with respect to which the Company had such Management Contract Obligations distributed to the Company, after payment of all operating expenses and debt service, an aggregate of $2.5 million for application to the Company's Management Contract Obligations. During such period, the Company's Management Contract Obligations exceeded such distributions by an aggregate of $1.8 million. The $1.8 million of funding that was required in respect to Management Contract Obligations for the three months ended April 30, 1998 was primarily attributable to (i) an increase in the scheduled capital contributions by the limited partners on which the Company is required to pay the specified rate of return, and
          (ii) a slight decrease in the average occupancy of certain adult living communities in the Company's portfolio, as partially offset by a decrease in operating expenses of the same adult living communities.

               The aggregate amount of Management Contract Obligations relating solely to returns to limited partners based on existing management contracts is $10.8 million for the remaining portion of Fiscal 1998, which will increase to $19.0 in Fiscal 1999, and decrease to $18.7 million in Fiscal 2000, decrease to $14.1 million in Fiscal 2001 and decrease to $6.0 million in Fiscal 2002, and decrease to $200,000 in Fiscal 2003. Such amounts of Management Contract Obligations are calculated based upon all remaining scheduled capital contributions with respect to fiscal years 1998 through 2003. Actual amounts of Management Contract Obligations in respect of such contracts will vary based upon the timing and amount of such capital contributions. Furthermore, such amounts of Management Contract Obligations are calculated without regard to any cash flow the related properties may generate, which would reduce such obligations, and are calculated without regard to the Management Contract Obligations and property cash flows relating to future Syndications.

               The aggregate amount of the Company's Management Contract Obligations will depend upon a number of factors including, among others, the expiration of such obligations for certain partnerships, the cash flow generated by the properties and the terms of future Syndications. The Company anticipates that for at least the next two years, the aggregate Management Contract Obligations with respect to existing and future Syndications will exceed the aggregate cash flow generated by the related properties, which will result in the need to utilize cash generated by the Company from sources other than the operations of the Syndicated adult living communities to meet its Management Contract Obligations (including payment of specified returns for distribution to limited partners) for these periods. In general, the payment of expenses arising from obligations of the Company, including Management Contract Obligations, have priority over earnings that might otherwise be available for distribution to stockholders. The Company intends to structure future Syndications to minimize the likelihood that it will be required to utilize the cash it generates to pay Management Contract Obligations, but there can be no assurance that this will be the case.

               The initial five-year term of the management contracts and the related Management Contract Obligations have expired for 10 Owning Partnerships and their fourteen related Investing Partnerships. Although the Company has no obligation to fund operating shortfalls after the five-year term of the management contracts, during the three months ended April 30, 1998, the Company had advanced an aggregate of approximately $358,000 to three of these Owning Partnerships to fund operating shortfalls. These advances are included in the "notes and receivables" recorded on the Company's Consolidated Balance Sheet. From time to time, the Company has also made discretionary payments to Owning Partnerships beyond the Management Contract Obligations period for the purpose of making distributions to limited partners.

               In the past, limited partners have been allowed to prepay capital contributions. The percentage of the prepayments received upon the closings of the sales of limited partnership interests in Investing Partnerships averaged 78.8% for Fiscal 1997 and 37.9% for the three months end April 30, 1998. Prepayments of capital contributions do not result in the prepayment of the related Purchase Notes held by the Company. Instead, such amounts are loaned to the Company by the Investing Partnership. As a result of such loans and crediting provisions of the related purchase agreements, the Company records the Purchase Notes net of such loans. Therefore, these prepayments act to reduce the recorded value of the Company's note receivables and reduce interest income received by the Company. Pursuant to the terms of the offerings, the Company has the option not to accept future prepayments by limited partners of capital contributions. The Company has not determined whether it will continue to accept prepayments by limited partners of capital contributions.

               The Company holds 169 Purchase Notes ("Multi-Family Notes") which are secured by controlling interests in Multi-Family Owning Partnerships which own 128 multi-family properties that were Syndicated by the Company prior to 1986 (the "Multi-Family Properties"). Although it has no obligation to do so, the Company has also made advances to various Multi-Family Owning Partnerships to support the operation of their properties, which advances are included in the "notes and receivables" recorded on the Company's Consolidated Balance Sheet. The Multi-Family Notes and the related advances entitle the Company to receive all cash flow and sale or refinancing proceeds generated by the respective Multi-Family Property until the Multi-Family Note and related advances are satisfied. As of April 30, 1998, the recorded value, net of deferred income, of Multi-Family Notes was $107.5 million. All but approximately $2.0 million of the $62.2 million of advances included in the "notes and receivables" recorded on the Company's Consolidated Balance Sheet as of April 30, 1998 relate to advances to Multi-Family Owning Partnerships.

               Fifteen of the Multi-Family Owning Partnerships are in default on their respective mortgages. The Company neither owns nor manages these properties, nor is it the general partner of any Multi-Family Owning Partnerships, but rather, merely holds the related Multi-Family Notes and related advances as receivables. The Company, therefore, has no liability in connection with these mortgage defaults. As of April 30, 1998, the recorded value, net of deferred income, of the Multi-Family Notes and the related advances held by the Company relating to these fifteen Multi-Family Owning Partnerships was $32.8 million. The Company has established reserves of $10.1 million to address the possibility that these Multi-Family Notes and related advances may not be collected in full. It is possible that the fifteen Multi-Family Owning Partnerships which are in default of their mortgages will file bankruptcy petitions or take similar actions seeking protection from their creditors and/or lose their properties through foreclosure.

               Many of the Multi-Family Properties are dependent to varying degrees on housing assistance payment contracts with the United States Department of Housing and Urban Development ("HUD"), most of which will expire over the next few years. In view of the foregoing, there can be no assurance that other Multi-Family Owning Partnerships will not default on their mortgages, file bankruptcy petitions, and/or lose their properties through foreclosure. The Company neither owns nor manages these properties, nor is it the general partner of any Multi-Family Owning Partnerships, but rather, holds the Multi-Family Notes and related advances as receivables. Any such future mortgage defaults could, and any such future filings of bankruptcy petitions or the loss of any such property through foreclosure would, cause the Company to realize a non-cash loss equal to the recorded value of the applicable Multi-Family Note plus any related advances, net of any deferred income recorded and any reserves for such Multi-Family Note and advances previously established by the Company, which would reduce such loss. In addition, the Company could be required to realize such a non-cash loss even in the absence of mortgage defaults, bankruptcy petitions or the loss of any such property through foreclosure if, at any time in which the Company's financial statements are issued, such note is considered impaired. Such impairment would be measured under applicable accounting rules. Such losses, if any, while non-cash in nature, could adversely affect the Company's business, operating results and financial condition.

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

               Certain of the Multi-Family Owning Partnerships intend to take advantage of the new HUD initiatives and/or improving market conditions to either refinance their HUD-insured mortgages with conventional mortgage financing or restructure their HUD-insured mortgage debt. In some cases, the Multi-Family Owning Partnerships will make certain improvements to the properties and may not renew rental assistance contracts as part of a strategy to reposition those Multi-Family Properties as market-rate, non-subsidized properties. Ten of such Multi-Family Owning Partnerships refinanced their HUD-insured mortgages with conventional mortgage financing, three of such Multi-Family Owning Partnerships have commitments for such conventional mortgage financing, and a number of others have applications for commitments pending. To the extent that any of these Multi-Family Owning Partnerships complete such actions, the Company believes that the ability of the Investing Partnerships relating to the multi-family properties (the "Multi-Family Investing Partnerships") to make payments to the Company on their respective Multi-Family Notes will be enhanced and accelerated. However, there can be no assurance that these additional Multi-Family Owning Partnership will be able to refinance their mortgages or will be able to successfully reposition any of the Multi-Family Properties.

               The future growth of the Company will be based upon the continued acquisition and Syndication of existing adult living communities and the development of newly-constructed adult living communities, which the Company does not intend to Syndicate. The Company anticipates that it will acquire between six and twelve existing adult living communities over the next two years. It is anticipated that acquisitions of existing adult living communities will be arranged by utilizing a combination of mortgage financing and Syndications. In May, 1998, the Company entered into contracts to acquire two adult living communities in South Miami, Florida and Mayfield Heights, Ohio containing 96 and 120 apartment units, respectively. The Company regularly obtains acquisition mortgage financing from three different commercial mortgage lenders and, in view of its ready access to such mortgage financing, has not sought any specific commitments or letters of intent with regard to future, unidentified acquisitions. Similarly, the Company believes that it has sufficient ability to arrange for acquisitions of existing adult living communities in part by Syndications.

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

               The Company anticipates that the proceeds of the Company's recently completed initial public offering, funds generated by its business operations and construction mortgage financing will provide sufficient funds to pursue its development plan (as described above) for at least 12 months at the projected rate of development. The Company will use the proceeds of anticipated refinancings of construction financing on, and/or sale-leasebacks of, stabilized, newly constructed communities at higher principal amounts than the original construction financing, additional long-term leases or similar forms of financing which require the investment of little or no capital on the part of the Company, or may use funds raised through the issuance of additional debt or equity securities, to continue with its development plan for more than the next 12 months at its projected rate of development. There can be no assurance that funds generated by these potential sources will be available or sufficient to complete the Company's development plan. In addition, there are a number of circumstances beyond the Company's control and which the Company cannot predict that may result in the Company's financial resources being inadequate to meet its needs. A lack of available funds may require the Company to delay, scale back or eliminate some of the adult living communities that are currently contemplated in its development plan.

               The first new communities being constructed pursuant to the Company's development plan are in Texas. The Company completed construction with mortgage financing for up to $7.0 million on an adult living community in Corpus Christi, Texas, for up to $7.3 million on an adult living community in Temple, Texas and is nearing the completion of construction on a site in Round Rock, Texas, with mortgage financing for up to $7.6 million, respectively. The Company has commenced construction with construction financing for $7.1 million on an adult living community in Tyler, Texas. The Company has acquired additional sites in Amarillo, Fort Bend County and League City, Texas, holds options to acquire an additional site in Kansas and is negotiating with several additional lenders to obtain financing to develop these sites.

               The Company has, and may in the future, utilize long-term lease financing arrangements to develop and operate new communities. The Company has obtained up to $39 million of financing from Capstone for 100% of the development cost of four adult living communities that are being operated by the Company pursuant to long-term leases with Capstone. The Company has completed construction on all four of these communities in San Angelo, El Paso, Wichita Falls and Abilene, Texas, respectively. Pursuant to this financing arrangement, Capstone acquired the properties and entered into a development agreement and a lease agreement with the Company with respect to each property. Each development agreement required that construction commence within 30 days after the acquisition of the property and be complete within 15 months of commencement. Each lease agreement has a term of 15 years with three optional five-year renewal periods. The agreement requires a covenant that each community financed by Capstone maintain annualized earnings before certain deductions of at least 1.25 times the rent from the respective adult living community. The obligations under the development agreements and the leases are direct obligations of the Company. The Company has been granted a right of first refusal and an option to purchase the properties.

               The Company is actively engaged in negotiations with other mortgage and long-term lease lenders to provide additional construction financing. The Company anticipates that most of the construction mortgage loans it obtains to finance the development and lease-up costs of new adult living communities will contain terms where the lender will fund at least 80% of such costs, requiring the Company to contribute approximately 20% of such costs.

               Other than as described herein, management is not aware of any other trends, events, commitments or uncertainties that will, or are likely to, materially impact the Company's liquidity.

          () NEW ACCOUNTING PRONOUNCEMENTS

               Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. In accordance with Statement No. 131, the Company has elected not to apply this statement to its interim financial statements in Fiscal 1998; however, comparative information for interim periods in Fiscal 1998 will be reported in financial statements for interim periods in Fiscal 1999.


          ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    RISK.

               NOT APPLICABLE

                             PART II - OTHER INFORMATION.

          ITEM 1.   LEGAL PROCEEDINGS.

          As reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, on November 14, 1997, an investor in a limited partnership (the "First Partnership") which was formed to invest in a second partnership which was formed to develop and own an adult living community (the "Second Partnership"), filed a lawsuit, Palmer v. Country Estates
                                          -------------------------
          Associates Limited Partnership, et.al., in the United States
          --------------------------------------
          District Court, District of New Jersey. The Company has never managed the property owned by the Second Partnership and is not a general partner in the Second Partnership or the First Partnership. A predecessor of the Company was a general partner of the Second Partnership. The Company has never been a general partner of the First Partnership. The defendants in the suits were the First Partnership, the general partners of the First Partnership, the Second Partnership, two affiliates of the Company, and the Company (collectively the "Defendants"). The Plaintiff alleged a breach of the First Partnership's partnership agreement, negligent misrepresentation, fraud, negligence, breach of guarantee and mail fraud. The Plaintiff sought (i) the return of his original investment ($100), (ii) market interest on such investment for the period 1987-1997 and (iii) unspecified damages. In June, 1998, the parties entered into a stipulation dismissing this lawsuit, with prejudice, without payment of any kind by the Company.

          ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          The effective date of the registration statements (Nos. 333-05955 and 333-43331) for the Company's initial public offering of its common stock, $.01 par value, was March 13, 1998. The offering commenced on March 16, 1998. The managing underwriter of the offering was Royce Investment Group, Inc. ("Royce"). Pursuant to the offering, the Company sold to the public 2,800,000 shares of its common stock at an initial offering price of $9.50 per share. The aggregate price of the offering amount registered by the Company was $26.6 million. On April 29, 1998, pursuant to an over-allotment option granted to the underwriters, John Luciani and Bernard M. Rodin (the "Selling Shareholders") each sold 173,030 shares of the Company's common stock to the public at a price of $9.50 per share. The aggregate price of the shares offered by and registered on behalf of the Selling Shareholders was $3,287,600. Under the terms of the offering, the Company incurred underwriting discounts of $1.6 million, and the Selling Shareholders incurred aggregate underwriting discounts of $197,250. The Company incurred the following expenses in connection with the offering: (i) a non-accountable expense allowance paid to Royce in the amount of $798,000, (ii) a consulting fee paid to Royce in the amount of $266,000, and (iii) other expenses related to the offering in the amount of $1.5 million.

          The net proceeds that the Company received as a result of the offering were 22.4 million. As of April 30, 1998, the Company's net proceeds have been used as follows: $21.4 million has been used to purchase a series of 30 day, 90 day and 180 day treasury bills pending application of the funds, and $1.0 million has been used for the construction of plant, building and facilities.

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits

                Exhibit Number          Description of Exhibit
                --------------          ----------------------
                (27)                    Financial Data Schedule


               (b)  Reports on Form 8-K

                    None.

                                      SIGNATURE


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GRAND COURT LIFESTYLES, INC.
                                        (Registrant)



                                        /s/ Paul Jawin
                                        ----------------------------------
                                        Paul Jawin
                                        Chief Financial Officer
                                        and Principal Financial Officer



          Dated: June 12, 1998

                                    EXHIBIT INDEX
                                    -------------


          Exhibit 27                    Financial Data Schedule