Form 10-Q
period 1998-07-31
GRAND COURT LIFESTYLES INC
filed 1998-09-14
CIK 1016741

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


          (Mark One)

          [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

                                          OR

          [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM                TO
                                         --------------    --------------

          Commission file number: 0-21249

                             GRAND COURT LIFESTYLES, INC.
                (Exact name of registrant as specified in its charter)

                     Delaware                          22-3423087
                  (State or other                   (I.R.S. Employer
                  jurisdiction of                  Identification No.)
                 incorporation or
                   organization)

          2650 North Military Trail,                      33431
          Suite 350, Boca Raton, Florida
          (Address of principal executive offices)     (Zip code)

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

               At September 8, 1998, the Company had 17,800,000 shares of Common Stock, $.01 par value, outstanding.

                             GRAND COURT LIFESTYLES, INC.
                        INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE FISCAL QUARTER ENDED JULY 31, 1998


                                                                       PAGE

          PART I - FINANCIAL INFORMATION

          Item 1:   Financial Statements and Supplementary Data . . .    2

                    Consolidated Balance Sheets as of
                    January 31, 1998 and July 31, 1998

                    Consolidated Statements of Operations
                    for the three and six months ended July
                    31, 1997 and 1998

                    Consolidated Statements of Cash Flows
                    for the six months ended July 31, 1997 and 1998

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
          Item 6:   Exhibits and Reports on Form 8-K  . . . . . . . .   19

                            PART I - FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS
          (In Thousands, except per share data)
          -------------------------------------------------------------------

                                                     January     July 31,
                                                       31,     (unaudited)
                                                    ---------  -----------

                                                       1998        1998
                                                    ---------   ---------
           ASSETS

           Cash and cash equivalents . . . . . . . $ 11,964     $ 27,516

           Notes and receivables - net . . . . . .  231,140      238,717

           Investments in partnerships . . . . . .    3,924        4,459

           Construction in progress  . . . . . . .   26,241        6,132

           Buildings, furniture and
            equipment - net  . . . . . . . . . . .       --       32,416

           Other assets - net  . . . . . . . . . .   22,530       19,744
                                                   --------     --------

           Total assets  . . . . . . . . . . . . . $295,799     $328,984
                                                   ========     ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

           Loans and accrued interest payable  . . $161,850     $168,111

           Construction loan payable . . . . . . .   22,595       28,968

           Notes and commissions payable . . . . .    5,299        5,187

           Other liabilities . . . . . . . . . . .    3,531        7,158

           Deferred income . . . . . . . . . . . .   76,112       79,218
                                                   --------     --------

           Total liabilities . . . . . . . . . . .  269,387      288,642
                                                   --------     --------

           Commitments and contingencies

           Stockholders' equity

           Preferred Stock, $.001 par value -
            authorized, 15,000,000 shares;
            none issued and outstanding  . . . . .       --           --

           Common Stock, $.01 par value -
            shares authorized, 40,000,000;
            shares issued and outstanding,
            15,000,000 and 17,800,000,
            respectively . . . . . . . . . . . . .      150          178

           Paid-in capital                           51,189       73,453

           Accumulated deficit                      (24,927)     (33,289)
                                                   --------     --------

           TOTAL STOCKHOLDERS' EQUITY  . . . . . .   26,412       40,342
                                                   --------     --------

           Total liabilities and
            stockholders' equity . . . . . . . . . $295,799     $328,984
                                                   ========     ========

          See Notes to Consolidated Financial Statements.

          CONSOLIDATED STATEMENTS OF OPERATIONS
          (In Thousands, except per share data)
          -------------------------------------------------------------------

                                    Three months ended      Six months ended
                                         July 31,               July 31,
                                       (unaudited)            (unaudited)
                                    -------------------   -------------------

                                      1997       1998       1997       1998
                                      ----       ----       ----       ----
          Revenues:
            Sales . . . . . . . .   $ 11,239   $  7,481   $ 20,918   $ 17,961
            Syndication fee income     2,661      1,912      4,643      4,087
            Deferred income earned       231        207        461        415
            Interest income . . .      2,143      3,598      5,614      7,487
            Property management
             fees from related
             parties  . . . . . .        469        724      1,177      1,712
            Equity in earnings
             from partnerships  .        118        164        232        322
            Adult living rental
             revenues . . . . . .         --      1,171         --      1,589
            Other income  . . . .        283        665        283      1,350
                                     -------    -------    -------    -------
                                      17,144     15,922     33,328     34,923
                                     -------    -------    -------    -------
          Cost and Expenses:
            Cost of sales . . . .      7,527     10,210     15,068     18,576
            Selling . . . . . . .      2,225      1,522      4,383      3,632
            Interest  . . . . . .      4,438      5,280      8,788     10,750
            General and
             administrative . . .      2,221      2,597      4,063      5,081
            Write off of
             registration costs .      3,107         --      3,107         --
            Adult living operating
             expenses . . . . . .         --      1,219         --      2,165
            Officers' compensation       300        300        600        600
            Depreciation and
             amortization . . . .        782      1,301      1,596      2,388
                                     -------    -------    -------    -------
                                      20,600     22,429     37,605     43,192
                                     -------    -------    -------    -------
          Net loss before
           provision for taxes  .     (3,456)    (6,507)    (4,277)    (8,269)

          Provision for taxes . .         --         53         --         93
                                     -------    -------    -------    -------

          Net loss  . . . . . . .     (3,456)    (6,560)    (4,277)    (8,362)
                                     =======    =======    =======    =======

          Loss per common share
           (basic and diluted)  .    $  (.19)   $  (.37)   $  (.24)   $  (.47)
                                     =======    =======    =======    =======

          Pro forma weighted
           average common shares      17,800     17,800     17,800     17,800
                                     =======    =======    =======    =======


          See Notes to Consolidated Financial Statements.

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          (In Thousands)
          -------------------------------------------------------------------

                                                       Six months ended
                                                     July 31, (unaudited)
                                                    ----------------------
                                                       1997        1998
                                                     --------    --------

           Cash flows used from operating activities:

             Net loss  . . . . . . . . . . . . . . . $ (4,277)  $ (8,362)
                                                     --------   --------
             Adjustments to reconcile net income to
              net cash provided by operating
              activities:
              Depreciation and amortization  . . . .    1,596      2,388
              Deferred income earned . . . . . . . .     (461)      (415)
              Write off of registration costs  . . .    3,107         --

             Changes in operating assets and liabilities:
              Accrued interest on notes and
               receivables   . . . . . . . . . . . .     (450)     4,695
              Notes and receivables  . . . . . . . .  (10,391)   (12,272)
              Commissions payable  . . . . . . . . .     (159)        49
              Other liabilities  . . . . . . . . . .     (334)     3,627
              Deferred income  . . . . . . . . . . .     (470)     3,521
                                                     --------   --------
                                                       (7,562)     1,593
                                                     --------   --------
              Net cash used by operating
                 activities  . . . . . . . . . . . .  (11,839)    (6,769)
                                                     --------   --------

           Cash flows used from investing activities:
             Increase in investments . . . . . . . .     (408)      (535)
             Building, furniture and equipment . . .       --     (7,725)
             Construction in progress  . . . . . . .   (5,851)    (4,706)
                                                     --------   --------

              Net cash used by investing activities    (6,259)   (12,966)
                                                     --------   --------

           Cash flows provided by financing activities:
             Payments on loans payable . . . . . . .  (13,806)   (11,712)
             Proceeds from loans payable   . . . . .   23,158     17,973
             Proceeds from construction loan payable    7,822      6,373
             Increase in other assets  . . . . . . .   (1,135)       522
             Payments of notes payable . . . . . . .      (93)      (161)
             Net proceeds from initial public
              offering . . . . . . . . . . . . . . .       --     22,292
                                                     --------   --------

              Net cash provided by financing
               activities  . . . . . . . . . . . . .   15,946     35,287
                                                     --------   --------

             (Decrease) increase in cash and cash
              equivalents  . . . . . . . . . . . . .   (2,152)    15,552

             Cash and cash equivalents, beginning of
              period . . . . . . . . . . . . . . . .   14,111     11,964
                                                     --------   --------

             Cash and cash equivalents, end of
              period . . . . . . . . . . . . . . . . $ 11,959   $ 27,516
                                                     ========   ========
             Supplemental information:

              Interest paid  . . . . . . . . . . . . $  9,015   $ 10,508
                                                     ========   ========


          See Notes to Consolidated Financial Statements.

          GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1997 AND 1998
          (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
          -------------------------------------------------------------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (UNAUDITED)

               The accompanying consolidated financial statements of Grand Court Lifestyles, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the periods ended July 31, 1997 and 1998 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. Certain amounts in the prior period have been reclassified to conform with current year presentation. These consolidated financial statements should be read in connection with the financial statements and notes included thereto in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

               Unless the context otherwise requires, (i) all references herein to a "Fiscal" year refer to the fiscal year beginning on February 1 of that year (for example, "Fiscal 1997" refers to the fiscal year beginning on February 1, 1997) and (ii) all references to the Company, include the Company, its subsidiaries and its predecessors taken as a whole.

          1.   NEWLY DEVELOPED COMMUNITIES

               The Company has completed construction of seven of its newly developed adult living communities, all of which are in their initial lease-up phase. Four of these newly constructed adult living communities were developed as part of its development financing arrangement with Capstone
               Capital Corporation ("Capstone") and are leased to and operated by the Company. These four communities, which are located in El Paso, San Angelo, Abilene and Witchita Falls, Texas, respectively, contain a total of 552 apartment units offering both independent and assisted living services. Three of these newly constructed adult living communities, which are located in Corpus Christi, Temple, and Round Rock, Texas, contain a total of 410 apartment units offering both independent and assisted living services and are owned and operated by the Company.


          2.   CAPITALIZATION

               In March 1998, in an initial public offering of its common stock, the Company sold 2,800,000 shares of its common stock at price of $9.50 per share. The net proceeds, after deducting for all offering expenses, that the Company received as a result of this offering was $22,300. The Company intends to use approximately $19,300 of the net proceeds to finance the development of new adult living communities and the remaining $3,000 for working capital. As of July 29, 1998, $4,900 has been used to finance the development of new adult living communities and $100 has been used for working capital. The Company has purchased a series of 30 day, 90 day and 180 day treasury bills with the remaining net proceeds pending application of such funds to the intended uses.

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

               The Company has arranged for the acquisition of the 38 Syndicated adult living communities and one nursing home that it manages by utilizing mortgage financing and by arranging for Syndications of 42 Investing Partnerships formed to acquire interests in the 38 Owning Partnerships that own the adult living communities and the nursing home. The 38 Syndicated adult living communities and one nursing home managed by the Company are owned by the respective Owning Partnerships and not by the Company. The Company is the managing general partner of all but one of the Owning Partnerships and manages all of the adult living communities and the one nursing home in its portfolio. The Company is also the general partner of 33 of the 42 Investing Partnerships. The mortgage financing of the Syndicated adult living communities and nursing home are generally without recourse to the general credit or assets of the Company except with respect to certain specified obligations, including, for example, costs incurred for the correction of hazardous environmental conditions. However, except for such non-recourse obligations, as a general partner, the Company, or a wholly-owned entity formed solely to be the general partner, is fully liable for all partnership obligations, including those presently unknown or unobserved, and unknown or future environmental liabilities. The cost of any such obligations or claims, if partially or wholly borne by the Company, could adversely affect the Company's business, operating results and financial condition. Although most of the mortgage loans are non-recourse, (i) the Company is liable as a general partner for approximately $12.9 million in principal amount of mortgage debt relating to six Syndicated adult living communities and (ii) wholly-owned entities are liable as general partners for approximately $31.8 million in principal amount of mortgage debt relating to six Syndicated adult living communities and the one Syndicated nursing home managed by the Company as of July 31, 1998. In the case of the general partner liabilities of the wholly-owned entities, the only assets of the Company at risk of loss are the general partner interests in the specific properties.

               As part of the Company's development program, on September 18, 1996 the Company entered into a master development agreement with Capstone pursuant to which Capstone will fund 100% of the development cost of four adult living communities. The maximum amount Capstone will fund per such agreement is approximately $37,764 of which $34,774 has been funded as of July 31, 1998.

               The Capstone financing arrangement provides that the Company will operate these four adult living communities pursuant to long-term leases with Capstone, which leases were entered into upon the completion of construction and the satisfaction of certain other conditions. The initial term of each lease is 15 years with three five-year extension options. The cumulative annual base rent which the Company is obligated to pay to Capstone for the two properties placed in service during the three months ended July 31, 1998 is $3,682 with 3% per annum annual increases.

          4.   NEW ACCOUNTING PRONOUNCEMENTS

               Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. In accordance with Statement No. 131, the Company has elected not to apply this statement to its interim financial statements in Fiscal 1998; however, comparative information for interim periods in Fiscal 1998 will be reported in financial statements for interim periods in Fiscal 1999. Segment information will be provided based upon the Company's primary revenue sources.

               In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". Statement No. 132 is effective for fiscal years beginning after December 15, 1997. Statement No. 132 revises employers' disclosure requirements concerning pension and other postretirement benefit plans by standardizing such disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB Statements
               No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", were issued. Statement No. 132 suggests combined formats for presentation of pension and other postretirement benefit disclosures and permits reduced disclosures for nonpublic entities. Statement No. 132 will not have any material effect on disclosures presented by the Company.

               In June of 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging
               Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Because the Company does not currently utilize derivatives or engage in hedging activities, management does not anticipate that implementation of this statement will have material effect on the Company's financial statements.

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

               5.   The   Company's  ability  to   identify  and  Syndicate
                    suitable acquisition opportunities.

               6. The Company's ability to identify suitable development opportunities, pursue such opportunities, complete development, lease-up and effectively operate the adult living communities.

               7. Changes in anticipated construction costs, operating expenses and start-up losses relating to the Company's new development program.

               8.   Unanticipated  delays in the  Company's new development
                    program,  including   without  limitation,  permitting,
                    licensing and construction delays.

               9. The potential recourse and guarantee obligations of the Company, including, but not limited to the correction of hazardous environmental conditions, relating to the mortgage financing of the adult living communities.

               10. The impact of mortgage defaults and/or foreclosures relating to Multi-Family Properties (as defined below) on the Company's ability to collect on its Multi-Family Notes (as defined below).

               11. The potential liabilities arising from the Company's status as the general partner of Syndicated adult living communities.

               12. The Company's ability to attract and retain qualified personnel.

               13.  Competitive  factors  affecting   the  long-term   care
                    services industry.

               14. Changes in operating costs of adult living communities, including without limitation, staffing and labor costs.

               15.  The   ability  to   attract  seniors   with  sufficient
                    resources to pay for the Company's services.

               16. Governmental regulatory actions and initiatives, including without limitation, those relating to healthcare laws, benefitting disabled persons, government mortgage insurance and subsidy programs, environmental requirements and safety requirements.

               17. Changes in general economic conditions, including, but not limited to, factors particularly affecting real estate and the capital markets.

          OVERVIEW

               The Company is a fully integrated provider of adult living accommodations and services which acquires, develops and manages adult living communities. The Company's revenues have been, and are expected to continue to be, primarily derived from the Syndication of partnerships it organizes to acquire existing adult living communities. To the extent that the Company's development plan to construct new adult living communities is successfully implemented, the Company anticipates that the percentage of its revenues derived from Syndications would decrease and the percentage of its revenues derived from newly constructed adult living communities would increase and, the Company believes, over time, become the primary source of the

          Company's revenues. Due, in part, to anticipated start-up losses from the Company's newly developed adult living communities, the Company anticipates that it will incur losses for Fiscal 1998.

               Future revenues, if any, of the Company relating to previously Syndicated adult living communities would primarily arise in the form of (i) deferred income earned on sales of the Purchased Interest in the related Owning Partnership,
          (ii) management fees, (iii) interest income on purchase notes receivable, (iv) earnings derived from the Company's equity interests in Owning Partnerships and Investing Partnerships, and
          (v) amounts payable by the Investing Partnerships to the Company in the event of the subsequent sale or refinancing of such communities. Future revenues, if any, of the Company relating to future Syndications of adult living communities would primarily arise from any initial profit recognized upon completion of the Syndication and from the same items listed in the previous sentence.

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

               The Company  has instituted  a development plan  pursuant to which it has completed construction of seven adult living communities as of September 3, 1998, has commenced construction on two additional communities and intends to commence construction on between 30 and 34 additional new adult living communities over the next two years. The Company plans to own or lease pursuant to long-term operating leases or similar arrangements the adult living communities that are being developed under the plan. The Company will manage and operate each of the newly developed communities. The Company does not intend to Syndicate any of its newly developed adult living communities. The Company estimates that the cost of developing each new adult living community (including reserves necessary to carry the community through its lease-up period) utilizing mortgage financing will be approximately $10.5 million and utilizing long-term lease financing will be approximately $11 million. The Company expects to complete the construction of one of the two communities currently under construction by the end of Fiscal 1998 and expects to complete construction of the remaining community under construction by the end of the second quarter of Fiscal 1999. These two adult living communities, along with the seven communities already completed pursuant to the development plan, contain an aggregate of 1,189 adult living apartment units. The 30 to 34 additional new communities which the Company intends to commence construction on over the next two years will contain between 4,020 and 4,556 additional adult living apartment units. The Company will use a substantial portion of the proceeds of the Company's initial public offering which occurred in March, 1998, funds generated by its business operations, mortgage construction financing, the proceeds of anticipated refinancings of construction financing on, and/or sale-leasebacks of, stabilized, newly constructed communities, and may complete additional issuances of debt or equity securities to finance the development, construction and initial operating costs of additional new adult living communities. Four of the completed adult living communities are being operated by the Company pursuant to long-term leases. The Company may use additional long-term leases or similar arrangements which require the investment of little or no capital on the part of the Company, to the extent necessary to proceed with this development plan.

          EARNINGS

               The Company recorded a net loss of $6.6 million and $8.4 million for the three and six months ended July 31, 1998, respectively, compared to a net loss of $3.5 million and $4.3 million for the three and six months ended July 31, 1997, respectively.

          RESULTS OF OPERATION

          .  Revenues

               Total revenues for the three months ended July 31, 1998 was $15.9 million as compared to $17.1 million for the three months ended July 31, 1997, representing a decrease of $1.2 million or 15.9%. Total revenues for the six months ended July 31, 1998 was $34.9 million as compared to $33.3 million for the six months ended July 31, 1997, representing an increase of $1.6 million or 4.8%.

               Sales income for the three months ended July 31, 1998 was $7.5 million as compared to $11.2 million for the three months ended July 31, 1997, representing a decrease of $3.7 million or 33.0%. Sales income for the six months ended July 31, 1998 was $18.0 million as compared to $20.9 million for the six months ended July 31, 1997, representing a decrease of $2.9 million or 13.9%. The decreases are primarily attributable to the sale of fewer partnership units in the three and six months ended July 31, 1998 as compared to the number of partnership units sold in the three and six months ended July 31, 1997.

               The primary factors that affect the number of partnership units available for sale are (i) the availability of properties for Syndications, (ii) the terms of the Syndications and (iii) the initial cash flow of the properties being Syndicated. More favorable Syndication terms along with a greater initial cash flow of the properties will yield a greater number of units available to be sold. Syndication terms become more favorable for the Company if there is an increase in the ratio of (a) the purchase price paid to the Company by the Investing Partnership for its interest in the Operating Partnership, to (b) the initial cash flow of the property. In the three months ended July 31, 1998, the terms of the Syndications completed were less favorable than the terms of the Syndications in the three months ended July 31, 1997 and the properties syndicated in the three months ended July 31, 1998 had lower initial cash flows than the properties Syndicated in the three months ended July 31, 1997. In the six months ended July 31, 1998, the terms of the Syndications completed were less favorable than the terms of the Syndications in the six months ended July 31, 1997, but the properties Syndicated in the six months ended July 31, 1998 had greater initial cash flow in the six months ended July 31, 1998 as compared to the properties Syndicated in the six months ended July 31, 1997.

               Syndication fee income for the three months ended July 31, 1998 was $1.9 million as compared to $2.7 million for the three months ended July 31, 1997, representing a decrease of $800,000 or 30.0%. Syndication fee income for the six months ended July 31, 1998 was $4.1 million as compared to $4.6 million in the six months ended July 31, 1997, representing a decrease of $500,000 or 10.9%. The decreases are attributable to less commissions and professional fees paid on a lower sales volume in the three and six months ended July 31, 1998 as compared to the three and six months ended July 31, 1997.

               Interest income for the three months ended July 31, 1998 was $3.6 million as compared to $2.1 million for the three months ended July 31, 1997, representing an increase of $1.5 million or 71.4%. The increase is primarily attributable to interest income realized on Multi-Family Notes as a result of excess proceeds received as a result of mortgage debt refinancings on six Multi-Family Properties in the three months ended July 31, 1998. Interest income for the six months ended July 31, 1998 was $7.5 million as compared to $5.6 million for the six months ended July 31, 1997, representing an increase of $1.9 million or 33.9%. The increase is primarily attributable to interest income realized on Multi-Family Notes as a result of excess proceeds received as a result of mortgage debt refinancings on six Multi-Family Properties in the six months ended July 31, 1998 and interest earned on the Company's net proceeds from its initial public offering.

               Property management fees from related parties was $700,000 in the three months ended July 31, 1998 as compared to $500,000 in the three months ended July 31, 1997, representing an increase of $200,000 or 40%. Property management fees from related parties was $1.7 million for the six months ended July 31, 1998 as compared to $1.2 million in the six months ended July 31, 1997, representing an increase of $500,000 or 41.7%. The increase is primarily attributable to the cash flows from the underlying Owning Partnerships exceeding the specified rate of return to the limited partners in the three and six months ended July 31, 1998 as compared to the three and six months ended July 31, 1997.

               Equity in earnings from partnerships was $200,000 in the three months ended July 31, 1998 as compared to $100,000 in the three months ended July 31, 1997, representing an increase of $100,000 or 100%. Equity in earnings from partnerships was $300,000 in the six months ended July 31, 1998 as compared to $200,000 in the six months ended July 31, 1997, representing an increase of $100,000 or 50%. The increases are attributable to the Syndication of additional properties in which the Company retains a partnership interest.

               Adult living rental revenues was $1.2 million and $1.6 million in the three and six months ended July 31, 1998, respectively. There were no adult living rental revenues in the three and six months ended July 31, 1997 because none of the Company's newly developed adult living rental communities had been completed during such periods.

               Other income was $700,000 in the three months ended July 31, 1998 as compared to $300,000 in the three months ended July 31, 1997, representing an increase of $400,000 or 133.33%. Other income was $1.4 million in the six months ended July 31, 1998, as compared to $300,000 in the six months ended July 31, 1997, representing an increase of $1.1 million or 366.67%. The other income in the three and six months ended July 31, 1998 represent developer's fees the Company has earned in connection with the four newly developed adult living communities the Company operates pursuant to long-term leases which were placed in service in the three and six months ended July 31, 1998. The other income in the three and six months ended July 31, 1997, respectively, is due to the write off of a liability.

          .  Cost of Sales

               Cost  of sales (which includes  (i) the cash  portion of the purchase price for Syndicated adult living communities plus related transaction costs and expenses, (ii) any payments with respect to Management Contract Obligations other than payments relating to previously established deferred income liabilities and (iii) any increase in Management Contract Obligations established in the relevant periods, which are recorded as additional deferred income liabilities for the three months ended July 31, 1998 was $10.2 million as compared to $7.5 million for the three months ended July 31, 1997, representing an increase of $2.7 million or 36%. The increase is attributable to (i) the establishment of additional deffered income liabilities resulting primarily from a slight decrease in the average occupancy of certain adult living communities and an increase in operating expenses of the same adult living communities (ii) less favorable mortgage financing for the adult living community acquisitions (requiring the expenditure of more cash to acquire the Syndicated adult living communities) and (iii) increased funding of Management Contract Obligations as partially offset by a lower aggregate cash portion of the purchase prices plus related transaction costs and expenses of the adult living communities acquired and Syndicated in the three Months ended July 31, 1998 do to more favorable terms for adult living community acquisitions ( in view of the relationship between the initial cash flow generated by the properties and their purchase prices) as compared to those acquired and Syndicated in the three months ended July 31, 1997. Cost of sales for the six months ended July 31, 1998 was $18.6 million as compared to $ 15.1 million in the six months ended July 31, 1997, representing an increase of $3.5
          million  or  23.2%.  The   increase  is  attributable to (i) the
          establishment of deferred income liabilities (ii) increase funding of Management Contract Obligations and (iii) less favorable mortgage financing for the adult living community acquisitions (requiring the expenditure of more cash to acquire the Syndicated adult living communities) as partially offset by a lower aggregate cash portion of the purchase prices plus related transaction costs and expenses of the adult living communities acquired and Syndicated in the six months ended July 31, 1998 do to more favorable terms for adult living community acquisitions (in view of the relationship between the initial cash flow generated by the properties and their purchase prices) as compared to those acquired and Syndicated in the six months ended July 31, 1997 and a decrease in general transaction costs and expenses in the six months ended July 31, 1998 as compared to July 31, 1997. Costs of sales and selling expenses as a percentage of sales and syndication fee income for the three months ended July 31, 1998 was 124.9% as compared to 70.2% in the three months ended July 31, 1997. Cost of sales and selling expenses as a percentage of sales and syndication fee income for the six months ended July 31, 1998 was 100.7% as compared to 76.1% in the six months ended July 31, 1997. The increases are attributable to sales and syndication fee income decreasing and costs of sales and selling expenses increasing for such periods.

               Several factors, including the decline of the real estate market in the late 1980's and early 1990's, which resulted in a number of distressed property sales and limited competition from other prospective purchasers, allowed the Company to acquire existing adult living communities at such time on relatively favorable terms. Mortgage financing, however, was generally either not available or available only on relatively unattractive terms during this period, which made acquisitions more difficult because they either required large outlays of cash or the use of mortgage financing on relatively unfavorable terms. During the last several years, several factors have contributed towards a trend to less favorable terms for acquisitions of adult living communities, including a recovery in the market for adult living communities and increased competition from other prospective purchasers of adult living communities. Although the Company acquired adult living communities on more favorable terms in the three and six months ended July 31, 1998 as compared to the three and six months ended July 31, 1997 the Company believes that the general trend towards less favorable acquisition terms experienced during the last several years will continue in the future. Although the Company was not able to obtain mortgage financing for as great a percentage of the purchase price in the three and six months ended July 31, 1998 as for the three and six months ended July 31, 1997, the Company continued to obtain mortgage financing with preferred interest rates on such mortgages. This factor, combined with an overall reduction of interest rates, has partially offset the factors that have led to more unfavorable acquisition terms. A significant change in these or other factors (including, in particular, a significant rise in interest rates) could prevent the Company from acquiring communities on terms favorable enough to offset the start-up losses of newly-developed communities as well as the Company's debt service obligations, Management Contract Obligations and the Company's selling, and general and administrative expenses.

          .  Selling Expenses

               Selling expense for the three months ended July 31, 1998 was $1.5 million as compared to $2.2 million for the three months ended July 31, 1997, representing a decrease of $700,000 or 31.8%. Selling expense for the six months ended July 31, 1998 was $3.6 million as compared to $4.4 million for the six months ended July 31, 1997, representing a decrease of $800,000 or 18.2%. The decreases are attributable to a lower commission rate paid on a lower sales volume in the three and six months ended July 31, 1998 as compared to the three and six months ended July 31, 1997.

          .  Interest Expense

               Interest expense for the three months ended July 31, 1998 was $5.3 million as compared to $4.4 million in the three months ended July 31, 1997, representing an increase of $900,000 or 20.5%. Interest expense for the six months ended July 31, 1998 was $10.8 million as compared to $8.8 million for the six months ended July 31, 1997, representing an increase of $2.0 million or 22.7%. The increases are primarily attributable to (i) an increase in the principal amount of debt and an increase in interest rates for such debt during the three and six months ended July 31, 1998 as compared to the three and six months ended July 31, 1997, and (ii) interest on construction loans payable on the three newly developed adult living communities which the Company owns, which were placed in service in the three and six months ended July 31, 1998. Such interest was capitalized during the periods these communities were under construction. Interest expense included interest on debentures ("Debenture Debt") which had an average interest rate of 12.05% per annum in the six months ended July 31, 1997 and 1998, respectively, and was secured by the Purchase Notes the Company holds as a result of its Syndication of multi-family properties prior to 1986 (the "Purchase Note Collateral"). During the six months ended July 31, 1998 and 1997, total interest expense with respect to Debenture Debt was approximately $3.9 million and $4.1 million, respectively and the Purchase Note Collateral produced approximately $2.3 million and $900,000, respectively, of interest and related payments to the Company, which was $1.6 million and $3.2 million, respectively, less than the amount required to pay interest on the Debenture Debt.

          .  General and Administrative Expenses

               General and administrative expenses were $2.6 million for the three months ended July 31, 1998 as compared to $2.2 million for the three months ended July 31, 1997, representing an increase of $400,000 or 18.2%. General and administrative expenses for the six months ended July 31, 1998 were $5.1 million as compared to $4.1 million for the six months ended July 31, 1997, representing an increase of $1.0 million or 24.4%. The increases are primarily attributable to (i) increases in professional fees, salary costs and other office expenses in arranging for the acquisition of the Company's portfolio of Syndicated adult living communities, and in managing the

          Company's portfolio of Syndicated and newly developed adult living communities, which portfolio, in the aggregate, was larger in the three and six months ended July 31, 1998 than the Company's portfolio in the three and six months ended July 31, 1997, and (ii) an increase in development-related overhead due to the completion of seven newly developed adult living communities, which expenses were previously capitalized.

          Write-off of Registration Costs

               The Company expensed approximately $3.1 million of costs relating to its proposed initial public offering of equity securities in Fiscal 1997. Such costs were incurred prior to April 30, 1997.

          .  Adult living operating expenses

               Adult living operating expenses consist of operating expenses of the newly developed adult living communities which the Company either owns or operates pursuant to long-term leases. Adult living operating expenses were $1.2 million and $2.2 million in the three and six months ended July 31, 1998, respectively. In that no newly developed adult living communities were completed in fiscal 1997, there was no adult living operating expenses in the three and six months ended July 31, 1997.

          .  Depreciation and Amortization

               Depreciation  and amortization consists  of (i) amortization of deferred debt expense incurred in connection with debt issuance, (ii) amortization of leasehold costs incurred in connection with four of the newly developed adult living communities which the Company operates pursuant to long-term leases, and (iii) depreciation of buildings, furniture and equipment on three of the newly developed adult living communities the Company owns directly. Depreciation and amortization for the three months ended July 31, 1998 was $1.3 million as compared to $800,000 for the three months ended July 31, 1997, representing an increase of $500,000 or 62.5%. Depreciation and amortization for the six months ended July 31, 1998 was $2.4 million as compared to $1.6 million in the six months ended July 31, 1997, representing an increase of $800,000 or 50%. The increases are primarily attributable to (i) the increase in amortization of deferred loan costs due to the additional Debenture Debt and unsecured debt incurred by the Company in the three and six months ended July 31, 1998, as compared to the three and six months ended July 31, 1997, (ii) the amortization of leasehold costs associated with the four newly developed communities operated by the Company pursuant to long-term leases and (iii) the depreciation of buildings, furniture and equipment associated with the three newly developed adult living communities owned by the Company, which communities described in (ii) and (iii) were not completed in Fiscal 1997.

          LIQUIDITY AND CAPITAL RESOURCES

               The Company historically has financed operations through cash flow generated by operations, Syndications and borrowings consisting of debt secured by promissory notes from limited partners of the Syndicated partnerships ("Investor Note Debt"), unsecured debt ("Unsecured Debt"), mortgage debt ("Mortgage Debt") and Debenture Debt. Now that the Company has completed development of seven newly-developed adult living communities, the ownership and/or operation of these communities will be an additional source of cash flow. The Company, however, anticipates that each newly developed adult living community will incur operating losses until it completes its initial lease-up. The Company's principal liquidity requirements are for payment of operating expenses, costs associated with development of new adult living communities, debt service obligations, and Management Contract Obligations.

               Cash flows used by operating activities for the six months ended July 31, 1998 were $6.8 million and were comprised of (i) net loss of $8.4 million plus (ii) adjustments for non-cash items of $2.0 million less (iii) the net change in operating assets and
          liabilities of $400,000.   The adjustments for  non-cash items is
          comprised of depreciation and amortization of $2.4 million, offset by deferred income earned of $400,000. The net change in operating assets and liabilities of $400,000 was primarily attributable to an increase in notes and receivables and accrued interest on notes and receivables of $7.7 million as offset by an increase of other liabilities of $3.6 million. Approximately 71% of the increase in "notes and receivables" was attributable to an  increase in Purchase  Notes arising from  the Syndication of  adult living  communities ("Adult  Living Notes")  due  to new
          Syndications, as  offset by principal  reductions on  Adult  Living
          Notes  relating   to  previous  Syndications,  and approximately
          20% of the increase in "notes and receivables" was primarily attributable to an increase in advances made to Owning

          Partnerships which own Syndicated multi-family properties ("Multi-Family Owning Partnerships"). Cash flows used by operating activities for the six months ended July 31, 1997 were $11.8 million and were comprised of: (i) net loss of $4.3 million plus (ii) adjustments for non-cash items of $4.2 million less (iii) the net change in operating assets and liabilities of $11.7 million. The adjustments for non-cash items is comprised of depreciation and amortization of $1.6 million, write-off of registration costs of $3.1 million less deferred income earned of $500,000.

               Net cash used by investing activities for the six months ended July 31, 1998 of $13.0 million was comprised of an increase of building, furniture and equipment of $7.7 million, an increase in the cost of the adult living communities the Company is constructing of $4.7 million, and an increase in investments in general partner interests in adult living communities of $600,000. Net cash used by investing activities in the six months ended July 31, 1997 of $6.3 million was comprised of the increase in the cost of the adult living communities the Company is constructing of $5.9 million and the increase in investments in general partner interests in adult living communities of $400,000.

               Net cash provided by financing activities for the six months ended July 31, 1998 of $35.3 million was comprised of (i) proceeds from the issuance of new debt of $18.0 million less debt prepayments of $11.7 million plus (ii) proceeds from construction mortgage financing of $6.4 million, less (iii) payments of notes payable of $200,000 plus (iv) the decrease in other assets of $500,000 plus (v) the net proceeds of the initial public offering of $22.3 million. Net cash used by financing activities for the six months ended July 31, 1997 of $15.9 million was comprised of
          (i) proceeds from the issuance of new debt of $23.2 million less debt prepayments of $13.8 million plus (ii) proceeds from construction mortgage financing of $7.8 million, less (iii) payments of notes payable of $100,000 less (iv) the increase in other assets of $1.2 million.

               At January 31, 1998, the Company had total indebtedness, excluding accrued interest, of $160.9 million, consisting of $65.5 million of Debenture Debt, $66.2 million of Unsecured Debt, $5.0 million of Mortgage Debt and $24.2 million of Investor Note Debt, and the Company had cash and cash equivalents at January 31, 1998 of $12.0 million. As of July 31, 1998, the Company has increased Investor Note Debt from $24.2 million to $28.4 million, increased Unsecured Debt from $66.2 million to $68.9 million and reduced debenture debt from $65.5 million to $64.8 million. As a result, total indebtedness increased from $160.9 million to $167.1 million and the Company had cash and cash equivalents at July 31, 1998 of $27.5 million.

               Of the principal amount of total indebtedness at January 31,
          1998, $25.5 million becomes due in the fiscal year ending January 31, 1999; $38.6 million becomes due in the fiscal year ending January 31, 2000; $25.6 million becomes due in the fiscal year ending January 31, 2001; $32.4 million becomes due in the fiscal year ending January 31, 2002; $15.1 million becomes due in the fiscal year ending January 31, 2003, and the balance of $23.7 million becomes due thereafter. Of the amount maturing in the fiscal year ending January 31, 1999, $2.3 million is Investor Note Debt, of which the Company repaid $2.2 million through the collection of investor notes and intends to pay the remaining $100,000 through the collection of investor notes. The balance, approximately $23.2 million, includes $2.4 million of Debenture Debt and $20.8 million of Unsecured Debt, of which $6.8 million has been repaid. The Company expects to repay the balance through funds generated by the Company's business operations and/or to refinance by the issuance of new debt.

               During the year ended January 31, 1998 and the six months ended July 31, 1998, pursuant to the Company's development plan, first mortgage loans were obtained to finance approximately 80% of the cost of developing five new adult living communities. The interest rate on four of the loans equals the 30 day LIBOR plus 2 3/4% per annum. The fifth loan bears interest at the rate of the prime rate plus 1.5% per annum. These loans mature between November, 1999 and February, 2001. As of January 31, 1998 and July 31, 1998, total funding under such first mortgage loans amounted to $13.3 million and $19.7 million, respectivly. The Company intends to increase its construction loans payable as it pursues its development plan.

               Pursuant to the Company's development plan, two limited partnerships, in each of which the the Company holds a 1% general partnership interest, have issued limited partnership interests for aggregate capital contributions of $9.3 million, the net proceeds of which have been used to make second mortgage loans to the Company to fund approximately 20% of the cost of developing three new adult living communities. Such second mortage loans bear interest at the rate of 13.125% per annum. These second mortage loans mature between November 2001 and March 2002.

               The Company's debt obligations contain various covenants and default provisions, including provisions relating to, in some obligations, certain Investing Partnerships, Owning Partnerships or affiliates of the Company. The Company has experienced fluctuations in its net worth over the last several years. At January 31, 1995, the Company had a net worth of $30.7 million, at January 31, 1996, the Company had a net worth of $34.8 million, at January 31, 1997, the Company had a net worth of $32.0 million, at January 31, 1998, the Company had a net worth of $26.4 million and at July 31, 1998 the Company had a net worth of $40.3 million. Pursuant to the Capstone agreements, the Company is required to maintain a net worth of no less than $37.6 million. Certain obligations of the Company contain covenants requiring the Company to maintain maximum ratios of the Company's liabilities to its net worth. The most restrictive covenant requires that the Company maintain a ratio of "loans and accrued interest payable" to consolidated net worth of no more than 7 to
          1. At January 31, 1998 and July 31, 1998, the Company's loan and accrued interest to consolidated net worth ratio was 6.1 to 1 and
          3.8 to 1, respectively. In addition, certain obligations of the Company provide that an event of default will arise upon the occurrence of a material adverse change in the financial condition of the Company or upon a default in other obligations of the Company.

               The Company has utilized mortgage financing and Syndications to arrange for the acquisitions of the adult living communities it operates and intends to continue this practice for future acquisitions of existing adult living communities. The Company does not intend to Syndicate its newly developed communities. The limited partnership agreements of the Investing Partnerships provide that the limited partners are entitled to receive for a period not to exceed five-years specified distributions equal to 11% to 12% per annum of their then paid-in scheduled capital contributions. Pursuant to the management contracts with the Owning Partnerships, for such five-year period, the Company has Management Contract Obligations. During the six months ended July 31, 1998, the adult living communities with respect to which the Company had such Management Contract Obligations paid to the Company, after payment of all operating expenses and debt service, an aggregate of $5.1 million for application to the Company's Management Contract Obligations. During such period, the Company's Management Contract Obligations exceeded such payments by an aggregate of $3.4 million. The $3.4 million of funding that was required in respect to Management Contract Obligations for the six months ended July 31, 1998 was primarily attributable to (i) an increase in the scheduled capital contributions by the limited partners on which the Company is required to pay the specified rate of return, (ii) a slight decrease in the average occupancy of certain adult living communities in the Company's portfolio, and (iii) an increase in operating expenses of the same adult living communities.

               The aggregate amount of Management Contract Obligations relating solely to returns to limited partners based on existing management contracts is $6.8 million for the remaining portion of Fiscal 1998, which will increase to $19.0 in Fiscal 1999, and decrease to $18.7 million in Fiscal 2000, decrease to $14.2 million in Fiscal 2001 and decrease to $6.0 million in Fiscal 2002, and decrease to $200,000 in Fiscal 2003. Such amounts of Management Contract Obligations are calculated based upon all remaining scheduled capital contributions with respect to fiscal years 1998 through 2003. Actual amounts of Management Contract Obligations in respect of such contracts will vary based upon the timing and amount of such capital contributions. Furthermore, such amounts of Management Contract Obligations are calculated without regard to any cash flow the related properties may generate, which would reduce such obligations, and are calculated without regard to the Management Contract Obligations and property cash flows relating to future Syndications.

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

               The initial five-year terms of the management contracts and the related Management Contract Obligations have expired for 10 Owning Partnerships. Although the Company has no obligation to fund operating shortfalls after the five-year term of the management contracts, during the six months ended July 31, 1998, the Company had advanced an aggregate of approximately $542,000 to six of these Owning Partnerships to fund operating shortfalls. These advances are included in the "notes and receivables" recorded on the Company's Consolidated Balance Sheet. Although the Company does not intend to do so in the future, from time to time, the Company has also made discretionary advances to Owning Partnerships beyond the Management Contract Obligations period for the purpose of making distributions to limited partners.

               In the  past, limited partners  have been allowed  to prepay
          capital  contributions.    The  percentage  of  the   prepayments
          received upon the closings of the sales of limited partnership interests in Investing Partnerships averaged 78.8% for Fiscal
          1997   and  69.9%  for  the  six  months  ended  July  31,  1998.
          Prepayments of capital contributions do not result in the prepayment of the related Purchase Notes held by the Company. Instead, such amounts are loaned to the Company by the Investing
          Partnership.   As a result of such loans and crediting provisions
          of  the  related purchase  agreements,  the  Company records  the
          Purchase Notes net  of such loans.   Therefore, these prepayments
          act  to  reduce  the  recorded   value  of  the  Company's   note
          receivables and reduce interest income received by the Company. Pursuant to the terms of the offerings, the Company has the option not to accept future prepayments by limited partners of capital contributions. The Company presently intends to continue
          to   accept   prepayments   by   limited   partners  of   capital
          contributions.   In addition, by arranging for the acquisition of
          Syndicated adult living communities through, and acting as the general partner of, partnerships, the potential exists for claims
          by  limited  partners  for  violations   of  the  terms  of   the
          partnership agreements, or management contracts and of applicable federal and state securities and blue sky laws and regulations.

               The Company holds 169 Purchase Notes ("Multi-Family Notes") which are secured by controlling interests in Multi-Family Owning Partnerships which own 126 multi-family properties that were Syndicated by the Company prior to 1986 (the "Multi-Family
          Properties"). Although it has no obligation to do so, the Company has also made advances to various Multi-Family Owning Partnerships to support the operation of their properties, which advances are included in the "notes and receivables" recorded on the Company's Consolidated Balance Sheet. The Multi-Family Notes and the related advances entitle the Company to receive all cash flow and sale or refinancing proceeds generated by the respective Multi-Family Property until the Multi-Family Note and related advances are satisfied. As of July 31, 1998, the recorded value, net of deferred income, of Multi-Family Notes was $107.7 million. All but approximately $2.3 million of the $61.8 million of advances included in the "notes and receivables" recorded on the Company's Consolidated Balance Sheet as of July 31, 1998 relate to advances to Multi-Family Owning Partnerships.

               Fourteen of the Multi-Family Owning Partnerships are in default on their respective mortgages. The Company neither owns nor manages these properties, nor is it the general partner of any Multi-Family Owning Partnerships, but rather, merely holds the related Multi-Family Notes and related advances as receivables. The Company, therefore, has no liability in connection with these mortgage defaults. In that these mortgages were insured by the United States Department of Housing and Urban Development ("HUD"), HUD became the holder of these mortgages after they went into default. In the past, HUD has instituted initiatives to deal with its portfolio of defaulted mortgages, such as selling such mortgages at auction. Although HUD has discontinued this auction program, these auctions resulted in two of the fourteen defaulted mortgages being sold to third parties, subject to existing workout agreements. The remaining twelve defaulted mortgages are held by HUD, with workout agreements in place regarding six of them with terms of from one to nine years. HUD's policies regarding the granting of workout agreements have become more restrictive in recent years and there can be no assurance that HUD will renew these workout agreements or restructure the related mortgage debt when these workout agreements expire. Similarly, there can be no assurance that the related Multi-Family Owning Partnerships can obtain workout agreements for the six defaulted mortgages without workout agreements currently in place. HUD has held these six mortgages for a number of years without taking any action to sell or foreclose on these mortgages. There can be no assurance, however, that HUD will not change its policies regarding defaulted mortgages with or without workout agreements and take actions to sell or foreclose on these mortgages. As of July 31, 1998, the recorded value, net of deferred income, of the Multi-Family Notes and the related advances held by the Company relating to these fourteen Multi-Family Owning Partnerships was $32.8 million. The Company has established reserves of $10.1 million to address the possibility that these Multi-Family Notes and related advances may not be collected in full. In view of the foregoing, it is possible that the fourteen Multi-Family Owning Partnerships which are in default of their mortgages will file bankruptcy petitions or take similar actions seeking protection from their creditors and/or lose their properties through foreclosure.

               Many of the Multi-Family Properties are dependent to varying degrees on housing assistance payment contracts with HUD, most of which will expire over the next few years. In view of the foregoing, there can be no assurance that other Multi-Family Owning Partnerships will not default on their mortgages, file bankruptcy petitions, and/or lose their properties through foreclosure. The Company neither owns nor manages these properties, nor is it the general partner of any Multi-Family Owning Partnerships, but rather, holds the Multi-Family Notes and related advances as receivables. Any such future mortgage defaults could, and any such future filings of bankruptcy petitions or the loss of any such property through foreclosure would, cause the Company to realize a non-cash loss equal to the recorded value of the applicable Multi-Family Note plus any related advances, net of any deferred income recorded and any reserves for such Multi-Family Note and advances previously established by the Company, which would reduce such loss. In addition, the Company could be required to realize such a non-cash loss even in the absence of mortgage defaults, bankruptcy petitions or the loss of any such property through foreclosure if such note is considered impaired. Such impairment would be measured under applicable accounting rules. Such losses, if any, while non-cash in nature, could adversely affect the Company's business, operating results and financial condition.

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

               Certain of the Multi-Family Owning Partnerships intend to take advantage of the new HUD initiatives and/or improving market conditions to either refinance their HUD-insured mortgages with conventional mortgage financing or restructure their HUD-insured mortgage debt. In some cases, the Multi-Family Owning Partnerships will make certain improvements to the properties and may not renew rental assistance contracts as part of a strategy to reposition those Multi-Family Properties as market-rate, non-subsidized properties. Sixteen of such Multi-Family Owning Partnerships refinanced their HUD-insured mortgages with conventional mortgage financing, one of such Multi-Family Owning Partnerships has a commitment for such conventional mortgage financing, and a number of others have applications for commitments pending. To the extent that any of these Multi-Family Owning Partnerships complete such actions, the Company believes that the ability of the Investing Partnerships relating to the Multi-Family Properties (the "Multi-Family Investing
          Partnerships") to make payments to the Company on their respective Multi-Family Notes will be enhanced and accelerated. However, there can be no assurance that these additional Multi-Family Owning Partnerships will be able to refinance their mortgages or will be able to successfully reposition any of the Multi-Family Properties.

               The future growth of the Company will be based upon the continued acquisition and Syndication of existing adult living communities and the development of newly-constructed adult living communities, which the Company does not intend to Syndicate. The Company anticipates that it will acquire between six and twelve existing adult living communities over the next two years. It is anticipated that acquisitions of existing adult living communities will be arranged by utilizing a combination of mortgage financing and Syndications. In July, 1998, the Company acquired an adult living community in South Miami, Florida containing 96 apartment units and has entered into a contract to purchase an adult living community in Carrolton, Georgia containing 68 apartment units. The Company regularly obtains acquisition mortgage financing from three different commercial mortgage lenders and, in view of its ready access to such mortgage financing, has not sought any specific commitments or letters of intent with regard to future, unidentified acquisitions. Similarly, the Company believes that it has sufficient ability to arrange for acquisitions of existing adult living communities in part by Syndications.

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

               The Company anticipates that the proceeds of the Company's recently completed initial public offering, funds generated by its business operations and construction mortgage financing will provide sufficient funds to pursue its development plan (as described above) for at least 8 months at the projected rate of development. The Company will use the proceeds of anticipated refinancings of construction financing on, and/or sale-leasebacks of, stabilized, newly constructed communities at higher principal amounts than the original construction financing, additional long-term leases or similar forms of financing which require the investment of little or no capital on the part of the Company, or may use funds raised through the issuance of additional debt or equity securities, to continue with its development plan for more than the next 8 months at its projected rate of development. There can be no assurance that funds generated by these potential sources will be available or sufficient to complete the Company's development plan. In addition, there are a number of circumstances beyond the Company's control and which the Company cannot predict that may result in the Company's financial resources being inadequate to meet its needs. A lack of available funds may require the Company to delay, scale back or eliminate some of the adult living communities that are currently contemplated in its development plan.

               The first new communities  being constructed pursuant to the
          Company's development plan are in Texas. The Company completed construction with mortgage financing for up to $7.0 million on an adult living community in Corpus Christi, Texas, for up to $7.3 million on an adult living community in Temple, Texas and for up to $7.6 million on an adult living community in Round Rock, Texas, respectively. The Company has commenced construction with construction financing for $7.1 million on an adult living community in Tyler, Texas and commenced construction with construction financing for $7.8 on an adult living community in Overland Park, Kansas. The Company has acquired additional sites in Amarillo, Fort Bend County and League City, Texas, respectively, has options to acquire sites in Crestview Hills, Kentucky and Jackson, Tennessee, respectively and is negotiating with several additional lenders to obtain financing to develop these sites.

               The Company has, and may in the future, utilize long-term lease financing arrangements to develop and operate new communities. The Company has obtained financing of up to $39 million, of which approximately $35 million has been funded, from Capstone for 100% of the development cost of four adult living communities that are being operated by the Company pursuant to long-term leases with Capstone. The Company has completed construction on all four of these communities in San Angelo, El Paso, Wichita Falls and Abilene, Texas, respectively.

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

          .  NEW ACCOUNTING PRONOUNCEMENTS

               Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. In accordance with Statement No. 131, the Company has elected not to apply this statement to its interim financial statements in Fiscal 1998; however, comparative information for interim periods in Fiscal 1998 will be reported in financial statements for interim periods in Fiscal 1999. Segment information will be provided based upon the Company's primary revenue sources.

               In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". Statement No. 132 is effective for fiscal years beginning after December 15, 1997. Statement No. 132 revises employers' disclosure requirements concerning pension and other postretirement benefit plans by standardizing such disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", were issued. Statement No. 132 suggests combined formats for presentation of pension and other postretirement benefit disclosures and permits reduced
          disclosures for nonpublic entities.   Statement No. 132 will not
          have any material effect on disclosures presented by the Company.

               In June  of 1998,  the FASB  issued Statement  No. 133,
          "Accounting   for   Derivative   Instruments   and   Hedging
          Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Because the Company does not currently utilize derivatives or engage in hedging activities, management does not anticipate that implementation of this statement will have material effect on the Company's financial statements.


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

          The net proceeds that the Company received as a result of the offering were 22.3 million. As of July 31, 1998, the Company's net proceeds have been used as follows: $17.3 million has been used to purchase a series of 30 day, 90 day and 180 day treasury bills pending application of the funds, $4.9 million has been used for the purchase of land and towards the construction of plant, building and facilities and $100,000 has been used for working capital.


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


                                        GRAND COURT LIFESTYLES, INC.
                                        (Registrant)


                                        /s/ Bernard M. Rodin
                                        -----------------------------------
                                        Bernard M. Rodin
                                        Chief Financial Officer
                                        and Principal Financial Officer



          Dated: September 14, 1998

                                    EXHIBIT INDEX
                                    -------------


          Exhibit 27                    Financial Data Schedule.