Form 10-Q
period 1998-10-31
GRAND COURT LIFESTYLES INC
filed 1998-12-15
CIK 1016741

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


     (Mark One)

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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

          At December 14, 1998, the Company had 17,800,000 shares of Common Stock, $.01 par value, outstanding.

                             GRAND COURT LIFESTYLES, INC.
                        INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE FISCAL QUARTER ENDED OCTOBER 31, 1998


                                                                       PAGE

          PART I - FINANCIAL INFORMATION

          Item 1:   Financial Statements and Supplementary Data . . .   2

                    Consolidated Balance Sheets as of January 31,
                    1998 and October 31, 1998

                    Consolidated Statements of Operations for the three and nine months ended October 31, 1997 and 1998

                    Consolidated Statements of Cash Flows for the nine months ended October 31, 1997 and 1998

                    Notes to Consolidated Financial Statements

          Item 2:   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . . . . .   8

          Item 3:   Quantitative and Qualitative Disclosures
                    about Market Risk . . . . . . . . . . . . . . . .  23

          PART II - OTHER INFORMATION

          Item 2:   Changes in Securities and Use of Proceeds . . . .  23
          Item 6:   Exhibits and Reports on Form 8-K  . . . . . . . .  24

                            PART I - FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS
          (In Thousands, except per share data)
          -----------------------------------------------------------------

                                                          October  31,
                                             January 31,   (unaudited)
                                             -----------   -----------

                                                 1998         1998
                                              ----------   -----------
           ASSETS

           Cash and cash equivalents . . .     $ 11,964      $ 27,369

           Notes and receivables - net . .      231,140       242,372

           Investments in partnerships . .        3,924         4,706

           Construction in progress  . . .       26,241         9,231

           Buildings, furniture and
           equipment - net . . . . . . . .           --        33,979

           Other assets - net  . . . . . .       22,530        17,660
                                               --------      --------

           Total assets  . . . . . . . . .     $295,799      $335,317
                                               ========      ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

           Loans and accrued interest
           payable . . . . . . . . . . . .     $161,850      $174,810

           Construction loan payable . . .       22,595        32,488

           Notes and commissions payable .        5,299         5,658

           Other liabilities . . . . . . .        3,531         7,318

           Deferred income . . . . . . . .       76,112        77,346
                                               --------      --------

           Total liabilities . . . . . . .      269,387       297,620
                                               --------      --------

           Commitments and contingencies

           Stockholders' equity

           Preferred Stock, $.001 par value
           - authorized, 15,000,000 shares;
           none issued and outstanding . .           --            --

           Common Stock, $.01 par value -
           shares authorized, 40,000,000;
           shares issued and outstanding,
           15,000,000 and 17,800,000,
           respectively  . . . . . . . . .          150           178

           Paid-in capital                       51,189        73,450

           Accumulated deficit                  (24,927)      (35,931)
                                               --------      --------

           TOTAL STOCKHOLDERS' EQUITY  . .       26,412        37,697
                                               --------      --------

           Total liabilities and
           stockholders' equity  . . . . .     $295,799      $335,317
                                               ========      ========

          See Notes to Consolidated Financial Statements.

          CONSOLIDATED STATEMENTS OF OPERATIONS
          (In Thousands, except per share data)
          -----------------------------------------------------------------

                                      Three months ended  Nine months ended
                                         October 31,         October 31,
                                         (unaudited)         (unaudited)
                                      ------------------  -----------------

                                         1997    1998       1997     1998
                                       -------  -------    ------   ------
          Revenues:
            Sales . . . . . . . .       10,483   9,113     31,401   27,074
            Syndication fee income       1,886   1,868      6,529    5,955
            Deferred income earned       3,785     207      4,246      622
            Interest income . . .        2,467   2,623      8,081   10,110
            Property management
            fees from related
            parties . . . . . . .        2,073     650      3,250    2,362
            Equity in earnings from
            partnerships  . . . .          125     166        357      488
            Adult living rental
            revenues  . . . . . .           --   1,478         --    3,067
            Other income                    --      --        283    1,350
                                        ------  ------     ------   ------
                                        20,819  16,105     54,147   51,028
                                        ------  ------     ------   ------

          Cost and Expenses:
            Cost of sales . . . .       10,879   5,380     25,947   23,956
            Selling . . . . . . .        1,803   1,457      6,186    5,089
            Interest  . . . . . .        5,203   5,691     13,991   16,441
            General and
            administrative  . . .        2,352   2,397      6,415    7,478
            Write off of
            registration costs  .           --      --      3,107       --
            Adult living operating
            expenses  . . . . . .           --   1,941         --    4,106
            Officers' compensation         300     300        900      900
            Depreciation and
            amortization  . . . .        1,054   1,536      2,650    3,924
                                        ------  ------     ------   ------
                                        21,591  18,702     59,196   61,894
                                        ------  ------     ------   ------
          Net loss before
          provision for taxes . .         (772) (2,597)    (5,049) (10,866)
          Provision for taxes . .           --      45         --      138
                                        ------  ------     ------   ------
          Net loss  . . . . . . .         (772) (2,642)    (5,049) (11,004)
                                        ======  ======     ======   ======
          Loss per common share
          (basic and diluted) . .        (0.05)  (0.15)     (0.34)   (0.63)
                                        ======  ======     ======   ======
          Weighted average common
          shares  . . . . . . . .       15,000  17,800     15,000   17,337
                                        ======  ======     ======   ======

          See Notes to Consolidated Financial Statements.

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          (In Thousands)
          -----------------------------------------------------------------
                                                     Nine months ended
                                                        October 31,
                                                        (unaudited)
                                                  ----------------------
                                                     1997        1998
                                                  ---------   ----------

           Cash flows used from operating
           activities:
             Net loss  . . . . . . . . . . . .   $  (5,049)   $  (11,004)
                                                 ---------    ----------
             Adjustments to reconcile net
                 income to net cash used by
                 operating activities:
              Depreciation and amortization  .       2,650         3,924
              Deferred income earned . . . . .      (4,246)         (622)
              Write off of uncollected notes
              receivables  . . . . . . . . . .          --           367
              Write off of registration costs        3,107            --
             Changes in operating assets and
             liabilities:
              Accrued interest on notes and
              receivables  . . . . . . . . . .      (2,981)          307
              Notes and receivables  . . . . .     (12,748)      (11,906)
              Commissions payable  . . . . . .         427           237
              Other liabilities  . . . . . . .       2,292         3,787
              Deferred income  . . . . . . . .       2,603         1,856
                                                 ---------    ----------
                                                    (8,896)       (2,050)
                                                 ---------    ----------
                Net cash used by operating
                activities . . . . . . . . . .     (13,945)      (13,054)
                                                 ---------    ----------

           Cash flows used from investing
           activities:
             Increase in investments . . . . .        (644)         (782)
             Building, furniture and equipment          --        (9,437)
             Construction in progress  . . . .     (13,121)       (7,744)
                                                 ---------    ----------
              Net cash used by investing
              activities . . . . . . . . . . .     (13,765)      (17,963)
                                                 ---------    ----------

           Cash flows provided by financing
           activities:
             Payments on loans payable . . . .     (21,778)      (27,439)
             Proceeds from loans payable   . .      36,290        40,399
             Proceeds from construction loan
             payable . . . . . . . . . . . . .      14,005         9,893
             (Increase) decrease in other
             assets  . . . . . . . . . . . . .      (7,108)        1,158
             Payments of notes payable . . . .        (131)         (207)
               Proceeds from notes payable           2,000           329
             Net proceeds from initial public
             offering  . . . . . . . . . . . .          --        22,289
                                                 ---------    ----------
              Net cash provided by financing
              activities . . . . . . . . . . .      23,278        46,422
                                                 ---------    ----------
           (Decrease) increase in cash and cash
           equivalents . . . . . . . . . . . .      (4,432)       15,405

           Cash and cash equivalents, beginning
           of period . . . . . . . . . . . . .      14,111        11,964
                                                 ---------    ----------
           Cash and cash equivalents, end of
           period  . . . . . . . . . . . . .         9,679        27,369
                                                 =========    ==========
           Supplemental information:
           Interest paid . . . . . . . . . . .      $9,015       $15,995
                                                 =========    ==========


          See Notes to Consolidated Financial Statements.

          GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1997 AND 1998
          (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
          -----------------------------------------------------------------


                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     (UNAUDITED)

               The accompanying consolidated financial statements of Grand Court Lifestyles, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the periods ended October 31, 1997 and 1998 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. Certain amounts in the prior period have been reclassified to conform with current year presentation. These consolidated financial statements should be read in connection with the financial statements and notes included thereto in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

               Unless the context otherwise requires, (i) all references herein to a "Fiscal" year refer to the fiscal year beginning on February 1 of that year (for example, "Fiscal 1997" refers to the fiscal year beginning on February 1, 1997) and (ii) all references to the Company, include the Company, its subsidiaries and its predecessors taken as a whole.

          1.   NEWLY DEVELOPED COMMUNITIES

               The Company has completed construction of seven of its newly developed adult living communities, all of which are in their initial lease-up phase. Four of these newly constructed adult living communities were developed as part of its development financing arrangement with Capstone Capital Corporation ("Capstone") and are leased to and operated by the Company pursuant to operating leases.
               These four communities, which are located in El Paso, San Angelo, Abilene and Witchita Falls, Texas, respectively, contain a total of 552 apartment units offering both independent and assisted living services. Three of these newly constructed adult living communities, which are located in Corpus Christi, Temple, and Round Rock, Texas, contain a total of 410 apartment units offering both independent and assisted living services and are owned and operated by the Company. In addition, the Company has commenced construction on three additional adult living communities in Tyler, League City and Fort Bend County, Texas.

          2.   CAPITALIZATION

               In March 1998, in an initial public offering of its common stock, the Company sold 2,800,000 shares of its common stock at a price of $9.50 per share. The net proceeds, after deducting for all offering expenses, that the Company received as a result of this offering was $22,300. The Company intends to use approximately $19,300 of the net proceeds to finance the development of new adult living communities and the remaining $3,000 for working capital.
               As of October 31, 1998, $6,900 has been used to finance the development of new adult living communities and $100 has been used for working capital. The Company has purchased a series of treasury bills with the remaining net proceeds pending application of such funds to the intended uses.

          3.   COMMITMENTS AND CONTINGENCIES

               The Company rents office space under a lease expiring February 2000. Annual base rent under such lease is approximately $197. The Company entered into a ten year lease for additional office space, commencing September 1, 1991. The annual base rent is approximately $150 and will increase 5% each year for ten years.

               On November 14, 1997, an investor in a limited partnership (the "First Partnership") which was formed to invest in a second partnership which was formed to develop and own an adult living community (the "Second Partnership"), filed a lawsuit, Palmer v. Country Estates Associates Limited
                        --------------------------------------------
               Partnership, et.al., in the United States District Court,
               -------------------
               District of New Jersey against multiple parties including the Company and a predecessor of the Company. The parties have entered into a stipulation dismissing this lawsuit, with prejudice, without payment of any kind by the Company or any related entity.

               The Company is involved in other legal proceedings which have arisen in the ordinary course of business. The Company intends to vigorously defend itself in these matters and does not believe that the outcome of these matters will have a material effect on its financial statements.

               The Company's revenues have been, and are expected to continue to be, primarily derived from the sales of partnership interests ("Syndications") of partnerships it organizes to acquire existing adult living communities (each, an "Owning Partnership"). In a typical Syndication, the Company identifies an adult living community suitable for acquisition and forms an Owning Partnership (in which it is the managing general partner and initially owns all of the partnership interests) to acquire the property. Another partnership (the "Investing Partnership") is also formed
               (in which the Company is also the general partner with a 1% interest) to purchase from the Company a 99% partnership interest in the Owning Partnership (the "Purchased Interest"), leaving the Company with a 1% interest in the Owning Partnership and a 1% interest in the Investing Partnership. In addition, three of the Syndications have involved the construction of additional apartment units and common space at the existing adult living communities. The Owning Partnerships hire independent third party contractors to do the construction pursuant to maximum price contracts. The new construction generates additional risks, such as increased costs due to change orders, which the Company believes are not material. The purchase price for the Purchased Interest is paid in part in cash and in part by a note from the Investing Partnership with a term of approximately five years ( a "Purchase Note"). Limited partners purchase partnership interests in the Investing Partnership by agreeing to make capital contributions over approximately five years to the Investing Partnership, which allows the Investing Partnership to pay the purchase price for the Purchased Interest, including the Purchase Note.
               The limited partnership agreement of the Investing Partnership provides that the limited partners are entitled to receive, for a period not to exceed five years, distributions equal to between 11% and 12% per annum of their then paid-in scheduled capital contributions.
               Although the Company incurs certain costs in connection with acquiring a community and arranging for the Syndication of partnership interests, the Company makes a profit on the sale of the Purchased Interest. In addition, as part of the purchase price for the Purchased Interest paid by the Investing Partnership, the Company receives a 40% interest in sale and refinancing proceeds after certain priority payments to the limited partners. The Company also enters into a management contract with the Owning Partnership pursuant to which the Company agrees to manage the adult
               living community.   As part of the management fee
               arrangements, the management contract requires the Company, for a period not to exceed five years, to pay to the Owning Partnership (to the extent that cash flows generated by the property are insufficient) amounts sufficient to fund (i) any operating cash deficiencies of such Owning Partnership and (ii) any part of such 11% to 12% return not paid from cash flow from the related property (which the Owning Partnerships distribute to the Investing Partnerships for distribution to limited partners) (collectively, the "Management Contract Obligations"). The Company, therefore, has no direct obligation to pay specified returns to limited partners. Rather, the Company is obligated pursuant to the management contract to pay to the Owning Partnership amounts sufficient to make the specified returns to the limited partners, to the extent the cash flows generated by the property are insufficient to do so. The Owning Partnership then distributes these amounts to the Investing Partnership which, in turn, distributes these amounts to the limited partners. As a result of the Management Contract Obligations, the Company and its stockholders bear the risks of operations and financial viability of the related
               property for such five-year period.   The management
               contract, however, rewards the Company for successful management of the property by allowing the Company to retain any cash flow generated by the property in excess of the amount needed to satisfy the Management Contract Obligations as an incentive management fee. After the initial five-year period, the limited partners are entitled to the same specified rate of return, but only to the extent there is sufficient cash flow from the property, and any amounts of cash flow available after payment of the specified return to limited partners are shared as follows: 40% to the Company as an incentive management fee and 60% for distribution to the limited partners. The management contract is not terminable during this initial five-year period and is terminable thereafter by either party upon thirty to sixty days notice.

               The Company has arranged for the acquisition of the 40 Syndicated adult living communities and one nursing home that it manages by utilizing mortgage financing and by arranging for Syndications of 44 Investing Partnerships formed to acquire interests in the 40 Owning Partnerships that own the adult living communities and the nursing home. The 40 Syndicated adult living communities and one nursing home managed by the Company are owned by the respective Owning Partnerships and not by the Company. The Company is the managing general partner of all but one of the Owning Partnerships and manages all of the adult living communities and the one nursing home in its portfolio. The Company is also the general partner of 35 of the 44 Investing Partnerships. The mortgage financing of the Syndicated adult living communities and nursing home are generally without recourse to the general credit or assets of the Company except with respect to certain specified obligations, including, for example, costs incurred for the correction of hazardous environmental conditions. However, except for such non-recourse obligations, as a general partner, the Company, or a wholly-owned entity formed solely to be the general partner, is fully liable for all partnership obligations, including those presently unknown or unobserved, and unknown or future environmental liabilities. The cost of any such obligations or claims, if partially or wholly borne by the Company, could adversely affect the Company's business, operating results and financial condition. Although most of the mortgage loans are non-recourse, (i) the Company is liable as a general partner for approximately $12.9 million in principal amount of mortgage debt relating to six Syndicated adult living communities and (ii) wholly-owned entities are liable as general partners for approximately $35.7 million in principal amount of mortgage debt relating to seven Syndicated adult living communities and the one Syndicated nursing home managed by the Company as of October 31, 1998. In the case of the general partner liabilities of the wholly-owned entities, the only assets of the Company at risk of loss are the general partner interests in the specific properties. In addition, the Company is currently the guarantor of $4.0 million of the non-recourse debt described in (ii) of the previous sentence.

               As part of the Company's development program, on September 18, 1996 the Company entered into a master development agreement with Capstone pursuant to which Capstone will fund 100% of the development cost of four adult living communities. The maximum amount Capstone will fund per such agreement is approximately $37,764 of which $35,030 has been funded as of October 31, 1998.

               The Capstone financing arrangement provides that the Company will operate these four adult living communities pursuant to long-term operating leases with Capstone, which leases were entered into upon the completion of construction and the satisfaction of certain other conditions. The initial term of each lease is 15 years with three five-year extension options. The cumulative annual base rent which the Company is obligated to pay to Capstone for the four properties placed in service during the nine months ended October 31, 1998 is $3,682 with 3% per annum annual increases.

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

               In June of 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company's use of derivative instruments has consisted of a treasury bill lock related to a specific debt financing which has closed but has not yet funded. While the Company has not completed its analysis of Statement No. 133 and has not made a decision regarding the timing of adoption, it does not believe that adoption will have a material effect on its financial position and results of operations based on its current use of derivative instruments.

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

               4. The need for the Company to utilize cash from operations and obtain additional financing to pursue its new development program and effectuate its business plan.

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

               18. The potential impact of computer and embedded technology related Year 2000 problems on the Company's operations, including the ability of the Company and material third parties to identify and/or address all material Year 2000 issues and implement contingency plans.

          OVERVIEW

               The Company is a fully integrated provider of adult living accommodations and services which acquires, develops and manages adult living communities. The Company's revenues have been, and are expected to continue to be, primarily derived from the Syndication of partnerships it organizes to acquire existing adult living communities. To the extent that the Company's development plan to construct new adult living communities is successfully implemented, the Company anticipates that the percentage of its revenues derived from Syndications would decrease and the percentage of its revenues derived from newly constructed adult living communities would increase and, the Company believes, over time, become the primary source of the Company's revenues. Due, in part, to anticipated start-up losses during the lease- up phase of newly constructed adult living communities developed pursuant to the Company's development plan, the Company anticipates that it will continue to incur losses during the initial phase of its development plan.

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

               The Company has instituted a development plan pursuant to which it has completed construction of seven adult living communities as of December 1, 1998, and has commenced construction on three additional communities. During the next two years of the plan, the Company intends to commence construction on between 30 and 34 additional new adult living communities. The Company plans to own or lease pursuant to long-term operating leases or similar arrangements the adult living communities that are being developed under the plan. The Company will manage and operate each of the newly developed communities. The Company estimates that the cost of developing each new adult living community (including reserves necessary to carry the community through its lease-up period) utilizing mortgage financing will be approximately $10.5 million and utilizing long-term lease financing will be approximately $11 million. The Company expects to complete the construction of one of the three communities currently under construction by the end of the first quarter of Fiscal 1999, expects to complete the construction of the second community under construction by the end of the third quarter of Fiscal 1999 and expects to complete construction of the remaining community under construction by the end of the fourth quarter of Fiscal 1999. These three adult living communities, along with the seven communities already completed pursuant to the development plan, contain an aggregate of 1,356 adult living apartment units. The 30 to 34 additional new communities which the Company intends to commence construction on over the next two years will contain between 4,020 and 4,556 additional adult living apartment units. The Company will use a substantial portion of the proceeds of the Company's initial public offering which occurred in March, 1998, funds generated by its business operations, mortgage construction financing, the proceeds of anticipated refinancings of construction financing on, and/or sale-leasebacks of, stabilized, newly constructed communities, and may complete additional issuances of debt or equity securities to finance the development, construction and initial operating costs of additional new adult living communities. Four of the completed adult living communities are being operated by the Company pursuant to long-term leases. The Company may use additional long-term leases or similar arrangements which require the investment of little or no capital on the part of the Company, to the extent necessary to proceed with this development plan.

          EARNINGS

               The Company recorded a net loss of $2.6 million and $11.0 million for the three and nine months ended October 31, 1998, respectively, compared to a net loss of $800,000 and $5.0 million for the three and nine months ended October 31, 1997, respectively.

          RESULTS OF OPERATION

           Revenues

               Total revenues for the three months ended October 31, 1998 was $16.1 million as compared to $20.8 million for the three months ended October 31, 1997, representing a decrease of $4.7 million or 22.6%. Total revenues for the nine months ended October 31, 1998 was $51.0 million as compared to $54.1 million for the nine months ended October 31, 1997, representing a decrease of $3.1 million or 5.7%.

               Sales income for the three months ended October 31, 1998 was $9.1 million as compared to $10.5 million for the three months ended October 31, 1997, representing a decrease of $1.4 million or 13.3%. Sales income for the nine months ended October 31, 1998 was $27.1 million as compared to $31.4 million for the nine months ended October 31, 1997, representing a decrease of $4.3 million or 13.7%. The decreases are primarily attributable to the sale of fewer partnership units sold in the three and nine months ended October 31, 1998 as compared to the number of partnership units sold in the three and nine months ended October 31, 1997.

               The primary factors that affect the number of partnership units available for sale are (i) the availability of properties for Syndications, (ii) the terms of the Syndications and (iii) the initial cash flow of the properties being Syndicated. More favorable Syndication terms along with a greater initial cash flow of the properties will yield a greater number of units available to be sold. Syndication terms become more favorable for the Company if there is an increase in the ratio of (a) the purchase price paid to the Company by the Investing Partnership for its interest in the Operating Partnership, to (b) the initial cash flow of the property. In the three months ended October 31, 1998, the properties Syndicated had lower initial cashflows as offset by more favorable Syndication terms than the properties Syndicated in the three months ended October 31, 1997. In the nine months ended October 31, 1998, the properties Syndicated had equivalent initial cash flows but had less favorable Syndication terms than the properties Syndicated in the nine months ended October 31, 1997.

               Syndication fee income for the three months ended October 31, 1998 was $1.9 million as compared to $1.9 million for the three months ended October 31, 1997, representing no change. Syndication fee income for the nine months ended October 31, 1998 was $6.0 million as compared to $6.5 million in the nine months ended October 31, 1997, representing a decrease of $500,000 or 7.7%. The decrease is attributable to less commissions and professional fees paid on a lower sales volume in the nine months ended October 31, 1998 as compared to the nine months ended October 31, 1997.

               Deferred income earned in the three months ended October 31, 1998 was $200,000 as compared to $3.8 million in the three months ended October 31, 1997, representing a decrease of $3.6 million or 94.7%. Deferred income earned for the nine months ended October 31, 1998 was $600,000 as compared to $4.2 million in the nine months ended October 31, 1997, representing a decrease of $3.6 million or 85.7%. The decreases are attributable to the cashflows generated by the properties in the three and nine months ended October 31, 1998 exceeding the estimates used to establish deferred income to a lesser degree than the cashflows exceeded estimates used to determine deferred income in the three and nine months ended October 31, 1997.

               Interest income for the three months ended October 31, 1998 was $2.6 million as compared to $2.5 million in the three months ended October 31, 1997, representing an increase of $100,000 or 4%. The increase is primarily attributable to interest earned on the Company's net proceeds from its initial public offering. Interest income for the nine months ended October 31, 1998 was $10.1 million as compared to $8.1 million as of October 31, 1997, representing an increase of $2.0 million or 24.7%. The increase is primarily attributable to (i) interest income realized on Multi-Family Notes as a result of excess proceeds received from mortgage debt refinancings on six Multi-Family Properties and
          (ii) interest earned on the Company's net proceeds from its initial public offering in the nine months ended October 31, 1998.

               Property management fees from related parties was $700,000 for the three months ended October 31, 1998 as compared to $2.1 million in the three months ended October 31, 1997, representing a decrease of $1.4 million or $66.7%. Property management fees from related parties was $2.4 million in the nine months ended October 31, 1998 as compared to $3.3 million in the nine months ended October 31, 1997, representing a decrease of $900,000 or 27.3%. The decreases are primarily attributable to the cashflows from the underlying Owning Partnerships exceeding the specified rate of return to the limited partners to a lesser degree in the three and nine months ended October 31, 1998 as compared to the three and nine months ended October 31, 1997.

               Equity in earnings from partnerships was $200,000 in the three months ended October 31, 1998 as compared to $100,000 in the three months ended October 31, 1997, representing an increase of $100,000 or 100%. Equity in earnings from partnerships was $500,000 in the nine months ended October 31, 1998 as compared to $400,000 in the nine months ended October 31, 1997, representing an increase of $100,000 or 25%. The increases are attributable to the Syndication of additional properties in which the Company retains a partnership interest.

               Adult living rental revenues were $1.5 million and $3.1 million in the three and nine months ended October 31, 1998, respectively. There were no adult living rental revenues in the three and nine months ended October 31, 1997 because none of the Company's newly developed adult living rental communities had been completed during such periods.

               There was no other income in the three months ended  October
          31, 1998 and 1997, respectively.   Other income was $1.4 million
          in the nine months ended October 31, 1998, as compared to $300,000 in the nine months ended October 31, 1997, representing an increase of $1.1 million or 366.7%. The other income in the nine months ended October 31, 1998 represent developer's fees the Company has earned in connection with the four newly developed adult living communities the Company operates pursuant to long-term leases, which were placed in service in the nine months ended October 31, 1998. The other income in the nine months ended October 31, 1997 is due to the write off of a liability.


           Cost of Sales

               Cost of sales (which includes (i) the cash portion of the purchase price for Syndicated adult living communities plus related transaction costs and expenses, (ii) any payments with respect to Management Contract Obligations other than payments relating to previously established deferred income liabilities and (iii) any increase in Management Contract Obligations established in the relevant periods, which are recorded as additional deferred income liabilities) for the three months ended October 31, 1998 was $5.4 million as compared to $10.9 million for the three months ended October 31, 1997, representing a decrease of $5.5 million or 50.5%. The decrease is attributable to (i) a lower amount of deferred income liabilities established, (ii) a lower aggregate purchase prices plus related transactions costs and expenses for the adult living communities acquired and Syndicated as partially offset by less favorable terms for the adult living community acquisitions (in view of the relationship between initial cashflow generated by the properties and their purchase prices) and (iii) a decrease in the funding of Management Contract Obligations in the three months ended October 31, 1998 as compared to the three months ended October 31, 1997. Cost of sales for the nine months ended October 31, 1998 was $24.0 million as compared to $25.9 million in the nine months ended October 31, 1997, representing a decrease of $1.9 million or 7.3%. The decrease is attributable to
          (i) the lower aggregate purchase price plus related transaction costs and expenses of the adult living communities acquired and Syndicated due to more favorable terms for the adult living communitity acquisitions, and (ii) the decrease in funding of the Management Contract Obligations as partially offset by the establishment of greater deferred income liabilities in the nine months ended October 31, 1998 as compared to the nine months ended October 31, 1997. Cost of sales and selling expenses as a percentage of sales and syndication fee income for the three months ended October 31, 1998 was 62.3% as compared to 102.5% for the three months ended October 31, 1997. The decrease is attributable to sales and syndication fee income decreasing less than the decrease in cost of sales and selling expenses. Cost of sales and selling expenses as a percentage of sales and syndication fee income for the nine months ended October 31, 1998 was 87.9% as compared to 84.7% for the nine months ended October 31, 1997. The increase is attributable to sales and syndication fee income decreasing more than the decrease in cost of sales and selling expenses.

               Several factors, including the decline of the real estate market in the late 1980's and early 1990's, which resulted in a number of distressed property sales and limited competition from other prospective purchasers, allowed the Company to acquire existing adult living communities at such time on relatively favorable terms. Mortgage financing, however, was generally either not available or available only on relatively unattractive terms during this period, which made acquisitions more difficult because they either required large outlays of cash or the use of mortgage financing on relatively unfavorable terms. During the last several years, several factors have contributed towards a trend to less favorable terms for acquisitions of adult living communities, including a recovery in the market for adult living communities and increased competition from other prospective purchasers of adult living communities. Although the Company acquired adult living communities on more favorable terms in the nine months ended October 31, 1998 as compared to the nine months ended October 31, 1997, the Company acquired adult living communities on less favorable terms in the three months ended October 31, 1998 as compared to the three months ended October 31, 1997 and the Company believes that the general trend towards less favorable acquisition terms experienced during the last several years will continue in the future. In recent years, however, the Company has been able to obtain mortgage financing for a greater percentage of the purchase price than in previous years. This factor, combined with an overall reduction of interest rates, has partially offset the factors that have led to more unfavorable acquisition terms. A significant change in these or other factors (including, in particular, a significant rise in interest rates) could prevent the Company from acquiring communities on terms favorable enough to offset the start-up losses of newly-developed communities as well as the Company's debt service obligations, Management Contract Obligations and the Company's selling, and general and administrative expenses.

           Selling Expenses

               Selling expense for the three months ended October 31, 1998 was $1.5 million as compared to $1.8 million for the three months ended October 31, 1997, representing a decrease of $300,000 or 16.7%. Selling expense for the nine months ended October 31, 1998 was $5.1 million as compared to $6.2 million for the nine months ended October 31, 1997, representing a decrease of $1.1
          million  or 17.7%.   The decreases are attributable to a lower
          commission rate paid on a lower sales volume in the three and nine months ended October 31, 1998 as compared to the three and nine months ended October 31, 1997.

           Interest Expense

               Interest expense for the three months ended October 31, 1998 was $5.7 million as compared to $5.2 million in the three months ended October 31, 1997, representing an increase of $500,000 or 9.6%. Interest expense for the nine months ended October 31, 1998 was $16.4 million as compared to $14.0 million for the nine months ended October 31, 1997, representing an increase of $2.4 million or 17.1%. The increases are primarily attributable to
          (i) an increase in the principal amount of debt and an increase in interest rates for such debt during the three and nine months ended October 31, 1998 as compared to the three and nine months ended October 31, 1997, and (ii) interest on construction loans payable on the three newly developed adult living communities which the Company owns, which were placed in service in the three and nine months ended October 31, 1998, which construction loan interest was not expensed in the three and nine months ended October 31, 1997 because such interest was capitalized as these communities were under construction during such periods. Interest expense included interest on debentures ("Debenture Debt") which had an average interest rate of 12.05% and 12.04% per annum in the nine months ended October 31, 1997 and 1998, respectively, and was secured by the Purchase Notes the Company holds as a result of its Syndication of multi-family properties prior to 1986 (the "Purchase Note Collateral"). During the nine months ended October 31, 1998 and 1997, total interest expense with respect to Debenture Debt was approximately $6.0 million and $6.2 million, respectively and the Purchase Note Collateral produced approximately $2.9 million and $1.5 million, respectively, of interest and related payments to the Company, which was $3.1 million and $4.7 million, respectively, less than the amount required to pay interest on the Debenture Debt.

           General and Administrative Expenses

               General and administrative expenses were $2.4 million for the three months ended October 31, 1998 and October 31, 1997 representing no change. General and administrative expenses for the nine months ended October 31, 1998 were $7.5 million as compared to $6.4 million for the nine months ended October 31, 1997, representing an increase of $1.1 million or 17.2%. The increase is primarily attributable to (i) increases in professional fees, salary costs and other office expenses in arranging for the acquisition of the Company's portfolio of Syndicated adult living communities, and in managing the Company's portfolio of Syndicated and newly developed adult living communities, which portfolio, in the aggregate, was larger in the nine months ended October 31, 1998 than the Company's portfolio in the nine months ended October 31, 1997, and (ii) an increase in development-related overhead due to the completion of seven newly developed adult living communities, which expenses were previously capitalized.

          Write-off of Registration Costs

               The Company expensed approximately $3.1 million of costs relating to its proposed initial public offering of equity securities in Fiscal 1997. Such costs were incurred prior to April 30, 1997.

           Adult living operating expenses

               Adult living operating expenses consist of operating expenses of the newly developed adult living communities which the Company either owns or operates pursuant to long-term leases. Adult living operating expenses were $1.9 million and $4.1 million in the three and nine months ended October 31, 1998, respectively. In that no newly developed adult living communities were completed in fiscal 1997, there was no adult living operating expenses in the three and nine months ended October 31, 1997.

           Depreciation and Amortization

               Depreciation and amortization consists of (i) amortization of deferred debt expense incurred in connection with debt issuance, (ii) amortization of leasehold costs incurred in connection with four of the newly developed adult living communities which the Company operates pursuant to long-term leases, and (iii) depreciation of buildings, furniture and equipment on three of the newly developed adult living communities the Company owns directly. Depreciation and amortization for the three months ended October 31, 1998 was $1.5 million as compared to $1.1 million for the three months ended October 31, 1997, representing an increase of $400,000 or 36.4%. Depreciation and amortization for the nine months ended October 31, 1998 was $3.9 million as compared to $2.7 million in the nine months ended October 31, 1997, representing an increase of $1.2 million or 44.4%. The increases are primarily attributable to (i) the increase in amortization of deferred loan costs due to the additional Debenture Debt and unsecured debt incurred by the Company in the three and nine months ended October 31, 1998, as compared to the three and nine months ended October 31, 1997,
          (ii) the amortization of leasehold costs associated with the four newly developed communities operated by the Company pursuant to long-term leases and (iii) the depreciation of buildings, furniture and equipment associated with the three newly developed adult living communities owned by the Company, which communities described in (ii) and (iii) were not completed in Fiscal 1997.

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

               Cash flows used by operating activities for the nine months ended October 31, 1998 were $13.1 million and were comprised of
          (i) net loss of $11.0 million plus (ii) adjustments for non-cash items of $3.7 million less (iii) the net change in operating assets and liabilities of $5.8 million. The adjustments for non-cash items is comprised of depreciation and amortization of $3.9 million, the write-off of uncollected notes receivable of $400,000 less deferred income earned of $600,000. The net change in operating assets and liabilities of $5.8 million was primarily attributable to an increase in notes and receivables and accrued interest on notes and receivables of $11.6 million as offset by an increase of other liabilities of $3.8 million. Approximately 72% of the increase in "notes and receivables" was attributable to an increase in Purchase Notes arising from the Syndication of adult living communities ("Adult Living Notes") due to new Syndications, as offset by principal reductions on Adult Living Notes relating to previous Syndications, and approximately 23% of the increase in "notes and receivables" was primarily attributable to an increase in advances made to Owning Partnerships which own Syndicated multi-family properties ("Multi-Family Owning Partnerships"). Cash flows used by operating activities for the nine months ended October 31, 1997 were $13.9 million and were comprised of: (i) net loss of $5.0 million plus (ii) adjustments for non-cash items of $1.5 million less (iii) the net change in operating assets and liabilities of $10.4 million. The adjustments for non-cash items is comprised of depreciation and amortization of $2.7 million, write-off of registration costs of $3.1 million less deferred income earned of $4.3 million.

               Net cash used by investing activities for the nine months ended October 31, 1998 of $18.0 million was comprised of an increase of building, furniture and equipment of $9.4 million, an increase in the cost of the adult living communities the Company is constructing of $7.8 million, and an increase in investments in general partner interests in adult living communities of $800,000. Net cash used by investing activities in the nine months ended October 31, 1997 of $13.8 million was comprised of the increase in the cost of the adult living communities the Company is constructing of $13.1 million and the increase in investments in general partner interests in adult living communities of $700,000.

                Net cash provided by financing activities for the nine months ended October 31, 1998 of $46.4 million was comprised of
          (i) proceeds from the issuance of new debt of $40.4 million less debt prepayments of $27.4 million plus (ii) proceeds from construction mortgage financing of $9.9 million, less (iii) payments of notes payable of $200,000 plus (iv) the proceeds of notes payable of $300,000 plus (v) the decrease in other assets of $1.1 million plus (vi) the net proceeds of the initial public offering of $22.3 million. Net cash used by financing activities for the nine months ended October 31, 1997 of $23.3 million was comprised of (i) proceeds from the issuance of new debt of $36.3 million less debt prepayments of $21.8 million plus (ii) proceeds from construction mortgage financing of $14.0 million, less (iii) payments of notes payable of $100,000, plus (iv) proceeds of notes payable of $2.0 million less (v) the increase in other assets of $7.1 million.

               At January 31, 1998, the Company had total indebtedness, excluding accrued interest, of $160.9 million, consisting of $65.5 million of Debenture Debt, $66.2 million of Unsecured Debt, $5.0 million of Mortgage Debt and $24.2 million of Investor Note Debt, and the Company had cash and cash equivalents at January 31, 1998 of $12.0 million. As of October 31, 1998, the Company has increased Investor Note Debt from $24.2 million to $28.9 million, increased Unsecured Debt from $66.2 million to $68.6 million and increased debenture debt from $65.5 million to $71.2 million. As a result, total indebtedness, excluding accrued interest, increased from $160.9 million to $173.7 million and the Company had cash and cash equivalents at October 31, 1998 of $27.4 million.

               Of the principal amount of total indebtedness at January 31, 1998, $25.5 million becomes due in the fiscal year ending January 31, 1999; $38.6 million becomes due in the fiscal year ending January 31, 2000; $25.6 million becomes due in the fiscal year ending January 31, 2001; $32.4 million becomes due in the fiscal year ending January 31, 2002; $15.1 million becomes due in the fiscal year ending January 31, 2003, and the balance of $23.7 million becomes due thereafter. Of the amount maturing in the fiscal year ending January 31, 1999, $2.3 million is Investor Note Debt, all of which the Company repaid through the collection of investor notes. The balance, approximately $23.2 million, includes $2.4 million of Debenture Debt and $20.8 million of Unsecured Debt, of which $18.0 million has been repaid. The Company expects to repay the balance through funds generated by the Company's business operations and/or to refinance such debt by the issuance of new debt.

               During the year ended January 31, 1998 and the nine months ended October 31, 1998, pursuant to the Company's development plan, first mortgage loans were obtained to finance approximately 80% of the cost of developing five new adult living communities. The interest rate on four of the loans equals the 30 day LIBOR plus 2 3/4% per annum. The fifth loan bears interest at the rate of the prime rate plus 1.5% per annum. These loans mature between November , 1999 and February, 2001. As of January 31, 1998 and October 31, 1998, total funding under such first mortgage loans amounted to $13.3 million and $23.2 million, respectively. The Company intends to increase its construction loans payable as it pursues its development plan.

               Pursuant to the Company's development plan, two limited partnerships, in each of which the Company holds a 1% general partnership interest, have issued limited partnership interests for aggregate capital contributions of $9.3 million, the net proceeds of which have been used to make second mortgage loans to the Company to fund approximately 20% of the cost of developing three new adult living communities. Such second mortgage loans were entered into in 1996 and bear interest at the rate of 13.125% per annum. These second mortgage loans mature between November 2001 and March 2002.

               The Company's debt obligations contain various covenants and default provisions, including provisions relating to, in some obligations, certain Investing Partnerships, Owning Partnerships or affiliates of the Company. The Company has experienced fluctuations in its net worth over the last several years. At January 31, 1995, the Company had a net worth of $30.7 million, at January 31, 1996, the Company had a net worth of $34.8 million, at January 31, 1997, the Company had a net worth of $32.0 million, at January 31, 1998, the Company had a net worth of $26.4 million and at October 31, 1998 the Company had a net worth of $37.7 million. Pursuant to one obligation, the Company is required to maintain a net worth of no less than $35.3 million. Certain obligations of the Company contain covenants requiring the Company to maintain maximum ratios of the Company's liabilities to its net worth. As of January 31, 1998, the most restrictive covenant required that the Company maintain a ratio of "loans and accrued interest payable" to consolidated net worth of no more than 7 to 1. As of October 31, 1998, the most restrictive covenant requires that the Company maintain a ratio of debt for borrowed money to consolidated net worth of no more than 10 to 1. At January 31, 1998 and October 31, 1998, the Company's respective ratios were 6.1 to 1 and 5.5 to 1. In addition, certain obligations of the Company provide that an event of default will arise upon the occurrence of a material adverse change in the financial condition of the Company or upon a default in other obligations of the Company.

               The Company has utilized mortgage financing and Syndications to arrange for the acquisitions of the adult living communities it operates and intends to continue this practice for future
          acquisitions of existing adult living communities.   The limited
          partnership agreements of the Investing Partnerships provide that the limited partners are entitled to receive for a period not to exceed five-years specified distributions equal to 11% to 12% per annum of their then paid-in scheduled capital contributions. Pursuant to the management contracts with the Owning Partnerships, for such five-year period, the Company has Management Contract Obligations. During the nine months ended October 31, 1998, the adult living communities with respect to which the Company had such Management Contract Obligations paid to the Company, after payment of all operating expenses and debt service, an aggregate of $7.2 million for application to the Company's Management Contract Obligations. During such period, the Company's Management Contract Obligations exceeded such payments by an aggregate of $6.0 million. The $6.0 million of funding that was required in respect to Management Contract Obligations for the nine months ended October 31, 1998 was primarily attributable to (i) an increase in the scheduled capital contributions by the limited partners on which the Company is required to pay the specified rate of return, (ii) a slight decrease in the average occupancy of certain adult living communities in the Company's portfolio, and (iii) an increase in operating expenses of the same adult living communities.

               The aggregate amount of Management Contract Obligations relating solely to returns to limited partners based on existing management contracts is $2.8 million for the remaining portion of Fiscal 1998, which will increase to $19.6 in Fiscal 1999, and decrease to $19.5 million in Fiscal 2000, decrease to $15.3 million in Fiscal 2001 and decrease to $7.4 million in Fiscal 2002, and decrease to $1.2 million in Fiscal 2003. Such amounts of Management Contract Obligations are calculated based upon all remaining scheduled capital contributions with respect to fiscal years 1998 through 2003. Actual amounts of Management Contract Obligations in respect of such contracts will vary based upon the timing and amount of such capital contributions. Furthermore, such amounts of Management Contract Obligations are calculated without regard to any cash flow the related properties may generate, which would reduce such obligations, and are calculated without regard to the Management Contract Obligations and property cash flows relating to future Syndications.

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

               The initial five-year terms of the management contracts and the related Management Contract Obligations have expired for 10 Owning Partnerships. Although the Company has no obligation to fund operating shortfalls after the five-year term of the management contracts, during the nine months ended October 31, 1998, the Company had advanced an aggregate of approximately $905,000 to six of these Owning Partnerships to fund operating shortfalls. These advances are included in the "notes and receivables" recorded on the Company's Consolidated Balance Sheet. Although the Company does not intend to do so in the future, from time to time, the Company has also made discretionary advances to Owning Partnerships beyond the Management Contract Obligations period for the purpose of making distributions to limited partners.

               In the past, limited partners have been allowed to prepay capital contributions. The percentage of the prepayments received upon the closings of the sales of limited partnership interests in Investing Partnerships averaged 78.8% for Fiscal 1997 and 67.9% for the nine months ended October 31, 1998. Prepayments of capital contributions do not result in the prepayment of the related Purchase Notes held by the Company. Instead, such amounts are loaned to the Company by the Investing Partnership. As a result of such loans and crediting provisions of the related purchase agreements, the Company records the Purchase Notes net of such loans. Therefore, these prepayments act to reduce the recorded value of the Company's note receivables and reduce interest income received by the Company. Pursuant to the terms of the offerings, the Company has the option not to accept future prepayments by limited partners of capital contributions. The Company presently intends to continue to accept prepayments by limited partners of capital contributions. In addition, by arranging for the acquisition of Syndicated adult living communities through, and acting as the general partner of, partnerships, the potential exists for claims by limited partners for violations of the terms of the partnership agreements, or management contracts and of applicable federal and state securities and blue sky laws and regulations.

               The Company holds 165 Purchase Notes ("Multi-Family Notes") which are secured by controlling interests in Multi-Family Owning Partnerships which own 125 multi-family properties that were Syndicated by the Company prior to 1986 (the "Multi-Family Properties"). Although it has no obligation to do so, the Company has also made advances to various Multi-Family Owning Partnerships to support the operation of their properties, which advances are included in the "notes and receivables" recorded on the Company's Consolidated Balance Sheet. The Multi-Family Notes and the related advances entitle the Company to receive all cash flow and sale or refinancing proceeds generated by the respective Multi-Family Property until the Multi-Family Note and related advances are satisfied. As of October 31, 1998, the recorded value, net of deferred income, of Multi-Family Notes was $107.0 million. All but approximately $2.6 million of the $62.8 million of advances included in the "notes and receivables" recorded on the Company's Consolidated Balance Sheet as of October 31, 1998 relate to advances to Multi-Family Owning Partnerships.

               Fourteen of the Multi-Family Owning Partnerships are in default on their respective mortgages. The Company neither owns nor manages these properties, nor is it the general partner of any Multi-Family Owning Partnerships, but rather, merely holds the related Multi-Family Notes and related advances as receivables. The Company, therefore, has no liability in connection with these mortgage defaults. In that these mortgages were insured by the United States Department of Housing and Urban Development ("HUD"), HUD became the holder of these mortgages after they went into default. In the past, HUD has instituted initiatives to deal with its portfolio of defaulted mortgages, such as selling such mortgages at auction. Although HUD has discontinued this auction program, these auctions resulted in two of the fourteen defaulted mortgages being sold to third parties, subject to existing workout agreements. The remaining twelve defaulted mortgages are held by HUD, with workout agreements in place regarding six of them with terms of from one to nine years. HUD's policies regarding the granting of workout agreements have become more restrictive in recent years and there can be no assurance that HUD will renew these workout agreements or restructure the related mortgage debt when these workout agreements expire. Similarly, there can be no assurance that the related Multi-Family Owning Partnerships can obtain workout agreements for the six defaulted mortgages without workout agreements currently in place. HUD has recently taken steps to foreclose on four of the defaulted mortgages without workouts. The related Multi-Family Owning Partnerships are negotiating with HUD to attempt to obtain workout agreements or mortgage restructuring, which restructurings are now possible pursuant to new HUD policies. As a result of such negotiations, HUD rescinded the step towards foreclosure it took regarding one of these four properties and has verbally agreed to delay any further action to foreclose on the other three properties until negotiations on workout agreements and mortgage restructurings are concluded. Although these Multi-Family Owning Partnerships believe that all of these negotiations will be successful, there can be no assurance that this will be the case and that foreclosure can be
          avoided.   As of October 31, 1998, the recorded value, net of
          deferred income, of the Multi-Family Notes and the related advances held by the Company relating to these fourteen Multi-Family Owning Partnerships was $33.0 million. The Company has established reserves of $10.1 million to address the possibility that these Multi-Family Notes and related advances may not be collected in full. One of the Multi-Family Owning Partnerships whose defaulted mortgage was sold at auction, subject to an existing workout agreement, has reached an agreement with the new mortgage holder to purchase the mortgage at a discount. Although, this Multi-Family Owning Partnership anticipates that if it will purchase the mortgage with the proceeds of new mortgage financing from a third-party lender (from whom it has obtained a verbal commitment) and a capital contribution from the related multi-family Investing Partnership, there can be no assurance that the purchase and refinancing of this defaulted mortgage will in fact close. In view of the foregoing, it is possible that the fourteen Multi-Family Owning Partnerships which are in default of their mortgages will file bankruptcy petitions or take similar actions seeking protection from their creditors and/or lose their properties through foreclosure.

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

               The future growth of the Company will be based upon the continued acquisition and Syndication of existing adult living communities and the development of newly-constructed adult living communities, which the Company does not intend to Syndicate. The Company anticipates that it will acquire between six and twelve existing adult living communities over the next two years. It is anticipated that acquisitions of existing adult living communities will be arranged by utilizing a combination of mortgage financing and Syndications. The Company holds contracts to acquire adult living communities in Seward, Nebraska, Henderson, Kentucky and Radcliff, Kentucky, respectively. The Company regularly obtains acquisition mortgage financing from two different commercial mortgage lenders and, in view of its ready access to such mortgage financing, has not sought any specific commitments or letters of intent with regard to future, unidentified acquisitions. Similarly, the Company believes that it has sufficient ability to arrange for acquisitions of existing adult living communities in part by Syndications.

               In a typical Syndication, limited partners agree to pay their capital contributions over a five-year period, and deliver notes representing the portion of their capital contribution that
          has not been paid in cash.   The Company borrows against the
          notes delivered by limited partners to generate cash when needed, including to pursue its plan for the development of new adult living communities and to repay debt. The Company's present Investor Note Debt lenders do not have sufficient lending capacity to meet all of the Company's future requirements. However, the Company currently is negotiating with new Investor Note Debt lenders which the Company believes will have sufficient lending capacity to meet all of the Company's foreseeable Investor Note Debt borrowing requirements on acceptable terms.

               The Company anticipates that the proceeds of the Company's recently completed initial public offering, funds generated by its business operations and construction mortgage financing will provide sufficient funds to pursue its development plan (as described above) for at least 6 months at the projected rate of development. The Company will use the proceeds of anticipated refinancings of construction financing on, and/or sale-leasebacks of, stabilized, newly constructed communities at higher principal amounts than the original construction financing, additional long-term leases or similar forms of financing which require the investment of little or no capital on the part of the Company, or may use funds raised through the issuance of additional debt or equity securities, to continue with its development plan for more than the next 6 months at its projected rate of development. There can be no assurance that funds generated by these potential sources will be available or sufficient to complete the Company's development plan. In addition, there are a number of circumstances beyond the Company's control and which the Company cannot predict that may result in the Company's financial resources being inadequate to meet its needs. A lack of available funds may require the Company to delay, scale back or eliminate some of the adult living communities that are currently contemplated in its development plan.

               The first new communities developed pursuant to the Company's development plan are in Texas. The Company has completed construction with mortgage financing on adult living communities in Corpus Christi, Temple, and Round Rock, Texas, respectively. The Company has commenced construction with construction financing on adult living communities in Tyler, League City, and Fort Bend County, Texas. The Company has acquired an additional site in Amarillo, Texas. The Company has options to acquire sites in Crestview Hills, Kentucky, Jackson, Tennessee, Peachtree City, Georgia and Cool Springs, Tennessee respectively and is negotiating with several lenders to obtain financing to develop these sites.

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

               YEAR 2000 UPDATE

               The Company is providing the following Year 2000 information in compliance with the new disclosure requirements of the Securities and Exchange Commission.

               Year 2000 Overview - The Year 2000 issue is the result of many computer systems and non-information technology systems which rely upon embedded computer technology using only the last two digits to refer to a year and therefore being unable to distinguish between the years 1900 and 2000. If not corrected, many computer applications that are date sensitive could fail or
          create erroneous results.   As part of the process of upgrading
          its internal computer hardware and software and in anticipation of the Year 2000 issue, the Company began to audit, inventory, modify and replace its mission critical software and hardware (including personal computers, spread sheets, and word processing) in its Fort Lee, New Jersey and Boca Raton, Florida corporate offices in 1997 ("Year 2000 Project"). During 1998, the Company's Year 2000 Project was extended to include software and hardware located at the Syndicated adult living communities and the newly constructed adult living communities, "embedded technology" (such as telephones, fax machines, copiers and postage machines), property and corporate facilities (such as security/fire systems, emergency call systems, elevators, and HVAC systems) and business relationships with governmental agencies, utilities and material third party vendors, and service providers.

               The Company has separate computer hardware and software systems at each of its Fort Lee, New Jersey and Boca Raton, Florida offices. Each office has an intra-office network. None of the Syndicated adult living properties or newly constructed adult living properties are part of a computer network. The Company is using a multi-step approach in conducting its Year 2000 Project. These steps are: inventory, assessment, remediation and testing, and contingency planning. The first step, an inventory of all systems and devices with potential year 2000 problems has been completed. The next step, an assessment of such inventory to determine the state of year 2000 readiness for material systems and devices has also been completed for the Company's two offices and it has been completed at the majority of the Syndicated adult living properties and newly constructed adult living properties. A majority of the remediation and testing of the Company's software and hardware has already been completed and full completion is anticipated to occur by July 31, 1999. To date, the Company has updated or replaced the following financial and accounting systems with Year 2000 compliant systems: accounting servers and related hardware, accounts payable systems, accounts receivable systems, general ledgers, cash management programs and payroll systems. In addition, the Company has updated the network software located in the Company's two offices and replaced substantially all of the desk-top personal computers located therein. The construction server and data base are expected to be upgraded by the end of March 1999.

               However, even if the Company is successful in becoming year 2000 compliant, the Company remains at risk from year 2000 failures caused by key third parties. The Company has therefore initiated efforts with key third parties to assess and wherever possible remediate Year 2000 issues. In most cases, the Company will be relying upon statements from such entities as to the Year 2000 readiness of their systems and will not attempt any independent verification. To date, the Company has not received sufficient information from such entities to complete its assessment of their year 2000 compliance. In addition, the Company cannot predict the outcome of other companies' remediation efforts.

               Year 2000 Costs - The total cost associated with the Year 2000 Project to become Year 2000 compliant is not expected to be
          material to the Company's financial position.   The Company
          currently plans to complete the Year 2000 Project by July 31,
          1999.   The cost of the Company's total Year 2000 Project is
          based on presently available information. The Company does not separately track the internal costs incurred for the Year 2000 Project. Such costs are principally the related payroll costs for its information systems group. The total remaining cost of the year 2000 Project is estimated at approximately $50,000. Substantially all of this $50,000 is related to the cost to replace software and computers. To date, the Company incurred approximately $10,000 related to the Year 2000 Project. Substantially all of this $10,000 is related to the cost to replace software and computers. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 preparedness and other factors.

               Risks - The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. The Company believes that all material Year 2000 problems which are within its control will be corrected by July 31, 1999 and therefore such problems are not anticipated to have a material adverse affect on the Company's financial position and results of operations. Even if the Company successfully remediates its year 2000 issues, it can be materially and adversely affected by failures of third parties to remediate their own Year 2000 issues. The Company believes that the most reasonably likely worst case scenario is the loss of utility service (telecommunications and power) at the Company's corporate offices, and all or some of the adult living communities it operates. Based upon procedures which are currently in place and the contingency plans which are being prepared and anticipated to be put in place, such a scenario is not expected to have a material adverse affect on the Company's financial position and results of operations.

               Contingency Plans - Contingency plans are anticipated to be prepared so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. Such plans are anticipated to be developed by July 31, 1999. These plans will attempt to mitigate both internal risks as well as potential risks due to business relationships with third parties.

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

               In June of 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company's use of derivative instruments has consisted of a treasury bill lock related to a specific debt financing. While the Company has not completed its analysis of Statement No. 133 and has not made a decision regarding the timing of adoption, it does not believe that adoption will have a material effect on its financial position and results of operations based on its current use of derivative instruments.


          ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    RISK.

               NOT APPLICABLE

                             PART II - OTHER INFORMATION.

          ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          The effective date of the registration statements (Nos. 333-05955 and 333-43331) for the Company's initial public offering of its common stock, $.01 par value, was March 13, 1998. The offering commenced on March 16, 1998. The managing underwriter of the offering was Royce Investment Group, Inc. ("Royce"). Pursuant to the offering, the Company sold to the public 2,800,000 shares of its common stock at an initial offering price of $9.50 per share. The aggregate price of the offering registered by the Company was $26.6 million. On April 29, 1998, pursuant to an over-allotment option granted to the underwriters, John Luciani and Bernard M. Rodin (the "Selling Shareholders") each sold 173,030 shares of the Company's common stock to the public at a price of $9.50 per share. The aggregate price of the shares offered by and registered on behalf of the Selling Shareholders was $3,287,600. Under the terms of the offering, the Company incurred underwriting discounts of $1.6 million, and the Selling Shareholders incurred aggregate underwriting discounts of $197,250. The Company incurred the following expenses in connection with the offering: (i) a non-accountable expense allowance paid to Royce in the amount of $798,000, (ii) a consulting fee paid to Royce in the amount of $266,000, and (iii) other expenses related to the offering in the amount of $1.5 million.

          The net proceeds that the Company received as a result of the offering were 22.3 million. As of October 31, 1998, the Company's net proceeds have been used as follows: $15.3 million has been used to purchase a series of treasury bills pending application of the funds, $6.9 million has been used for the purchase of land and towards the construction of plant, building and facilities and $100,000 has been used for working capital.

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits

                Exhibit Number          Description of Exhibit
                --------------          ----------------------
                (27)                    Financial Data Schedule


               (b)  Reports on Form 8-K
                    A Form 8-K was filed on October 13, 1998. Under Item 4--Change in Registrant's Certifying Accountant, the Company announced the appointment of BDO Seidman, LLP as the Company's independent accountants and the Company's decision not to continue the engagement of Deloitte & Touche LLP.

                                      SIGNATURE


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GRAND COURT LIFESTYLES, INC.
                                        (Registrant)


                                        /s/ Bernard M. Rodin
                                        --------------------
                                        Bernard M. Rodin
                                        Chief Financial Officer
                                        and Principal Financial Officer


          Dated: December 15, 1998

                                    EXHIBIT INDEX
                                    -------------


          Exhibit 27                    Financial Data Schedule.