Form 10-K
period 1999-01-31
GRAND COURT LIFESTYLES INC
filed 1999-05-03
CIK 1016741

FORM 10-K
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

          (Mark One)

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended:  JANUARY 31, 1999
                                                ----------------

                                          OR

          [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from             to
                                              -----------    -----------

                           Commission file number: 0-21249
                                                   -------

                             GRAND COURT LIFESTYLES, INC.
                (Exact name of registrant as specified in its charter)

                      DELAWARE                       22-3423087
            (State or other jurisdiction          (I.R.S. Employer
                of incorporation or              Identification No.)
                   organization)

             2650 North Military Trail,
                     Suite 350
                Boca Raton, Florida                     33431
               (Address of principal
                 executive offices)                  (Zip code)

          Registrant's telephone number, including area code:(561) 997-0323
                                                             --------------

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
                                                  -----        ----

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
          K or any amendment to this Form 10-K. [    ]

          The aggregate market value of the common stock held by nonaffiliates of the registrant was $22,022,420 at April 26, 1999.

          On April 26, 1999, the Company had 17,800,000 shares of common stock outstanding.

                             GRAND COURT LIFESTYLES, INC.
                         INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE FISCAL YEAR ENDED January 31, 1999


                                                                       PAGE


          PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
               ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . .  3
               ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . 17
               ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . 20
               ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                           HOLDERS  . . . . . . . . . . . . . . . . . . . 21

          PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22
               ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS  . . . . . . . . . 22
               ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA . . . . . . 22
               ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS . . . . . . . . . . . . . . . . . . 25
               ITEM 7A.  QUANTATIVE AND QUALITIVE DISCLOSURES ABOUT
                           MARKET RISK. . . . . . . . . . . . . . . . . . 44
               ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA . . . 45

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . 45

          INDEPENDENT AUDITORS' REPORT  . . . . . . . . . . . . . . . . . 46

               ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
                           ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                           DISCLOSURE . . . . . . . . . . . . . . . . . . 66

          PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . 67
               ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                           REGISTRANT . . . . . . . . . . . . . . . . . . 67
               ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . 71
               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT  . . . . . . . . . . . . 74
               ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
                           TRANSACTIONS . . . . . . . . . . . . . . . . . 75

          PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . 76
               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                           AND REPORTS ON Form 8-K  . . . . . . . . . . . 76

          < PAGE >


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

          ITEM 1.  BUSINESS

          GENERAL

               Grand Court Lifestyles, Inc. (the "Company") is a Delaware corporation formed in 1996 to consolidate substantially all of the assets of its predecessors, J&B Management Company, Leisure Centers, Inc. and their affiliates. The Company is a fully integrated provider of senior living accommodations and services which acquires, develops and manages senior living communities which offer independent and assisted living services. The Company's revenues have been and are expected to continue to be, primarily derived from sales of partnership interests ("Syndications") of partnerships it organizes to acquire existing senior living communities ("Syndicated Communities"). The Company has established a development program (the "Development Plan") pursuant to which it is building new senior living communities which offer independent and assisted living services ("Development Communities"), which are either wholly-owned by the Company or owned pursuant to joint venture arrangements or operated pursuant to long-term leases. The Company presently does not intend to Syndicate the Development Communities constructed pursuant to its new Development Plan. To the extent that the Company continues to successfully implement the Development Plan, the Company anticipates that the percentage of its revenues derived from Syndications would decrease and the percentage of revenues derived from Development Communities would increase and, the Company believes, over time, become the primary source of the Company's revenues. The Company manages both the Syndicated Communities and the Development Communities. The Company is one of the largest managers of senior living communities in the United States, operating communities offering both independent and assisted-living services. The Company's operating objective is to provide high-quality, personalized living services to senior residents, primarily persons over the age of 75. Although the Company has experienced operating losses in its last three fiscal years, the Company expects to report a profit for the first quarter of Fiscal 1999.

               The Company currently manages 41 Syndicated Communities containing approximately 5,700 senior living apartment units in 15 states in the Sun Belt and the Midwest. In addition, the Company manages (i) three Development Communities containing 410 units which it owns pursuant to joint venture arrangements and
          (ii) four Development Communities containing 552 units which it operates under long-term leases. These seven Development Communities were developed and constructed pursuant to the Company's Development Plan. The Company has entered into joint venture arrangements with a third party pursuant to which it has sold a 50% interest in four Development Communities which were previously wholly owned by the Company. The Company intends to enter into similar joint venture arrangements regarding other Development Communities constructed pursuant to its Development Plan. The Company has commenced construction on three additional Development Communities. The Company has approximately 2,280 employees and directly conducts the day-to-day operations of the senior living communities it manages.

               Prior to 1986, the Company acquired, developed, arranged for the Syndication of, and in most cases managed, 170 multi-family properties containing approximately 20,000 apartment units, primarily in the Sun Belt and the Midwest. The Company is no longer engaged in the acquisition, development, Syndication or management of multi-family properties and the Company does not presently intend to do so in the future. The Company's only involvement with multi-family properties is as a holder of notes and receivables from the partnerships that own 118 multi-family properties containing 12,897 apartment units (the "Multi-Family Properties"), which notes and receivables are to be repaid from the cash flow and sale or refinancing proceeds these properties generate. As of January 31, 1999, the recorded value, net of deferred income, of these notes was $100.8 million and the recorded amount of these receivables was $59.9 million.

               Historically, the Company has arranged for the acquisition of senior living communities by utilizing mortgage financing and by arranging Syndications of limited partnerships ("Investing Partnerships") formed to acquire interests in the other partnerships that own the Syndicated Communities ("Owning Partnerships") managed by the Company. These Syndicated Communities are owned by the respective Owning Partnerships and not by the Company. The Company is the managing general partner of all but one of the Owning Partnerships. The Company is also the general partner of most of the Investing Partnerships.

               In a typical Syndication, the Company identifies a senior living community suitable for acquisition and forms an Owning Partnership (in which it is the managing general partner and initially owns all of the partnership interests) to acquire the community. An Investing Partnership is also formed ( in which the Company is also the general partner with a 1% interest) to purchase from the Company a 99% partnership interest in the Owning Partnership (the "Purchased Interest"), leaving the Company with a 1% interest in each of the Owning Partnership and the Investing Partnership. The purchase price for the Purchased Interest is paid in part in cash and in part by a note from the Investing Partnership with a term of approximately five years ( a "Purchase Note"). Limited partners purchase partnership interests in the Investing Partnership by agreeing to make capital contributions over approximately five years to the Investing Partnership, which allows the Investing Partnership to pay the purchase price for the Purchased Interest. Limited Partners are typically permitted to pre-pay their scheduled capital contributions. The limited partnership agreement of an Investing Partnership provides that the limited partners are entitled to receive, for a period not to exceed five years, distributions equal to between 11% and 12% per annum of their then paid-in scheduled capital contributions. Although the Company incurs certain costs in connection with acquiring the community and arranging for the Syndication of partnership interests in an Investing Partnership, the Company makes a profit on the sale of the Purchased Interest. In addition, as part of the purchase price paid by the Investing Partnership for the Purchased Interest, the Company receives a 40% interest in sale and refinancing proceeds after certain priority payments to the limited partners.

               The Company also enters into a management contract with the Owning Partnership pursuant to which the Company agrees to manage the Syndicated Community. As part of the management fee arrangements, the management contract requires the Company, for a period not to exceed five years, to pay to the Owning Partnership (to the extent that cash flows generated by the property are insufficient) amounts sufficient to fund (i) any operating cash deficiencies of such Owning Partnership and (ii) any part of the specified rate of return to limited partners not paid from cash flow from the related Syndicated Community (which the Owning Partnerships distribute to the Investing Partnerships for distribution to limited partners) (collectively, the "Management Contract Obligations"). The Company, therefore, has no direct obligation to pay specified returns to limited partners. Rather, the Company is obligated pursuant to the management contract to pay to the Owning Partnership amounts sufficient to make the specified returns to the limited partners, to the extent the cash flows generated by the Syndicated Community are insufficient to do so. The Owning Partnership then distributes these amounts to the Investing Partnership which, in turn, distributes these amounts to the limited partners. As a result of the Management Contract Obligations, the Company essentially bears the risks of operations and financial viability of the related property for such five-year period. The management contract, however, rewards the Company for successful management of the property by allowing the Company to retain as an incentive management fee any cash flow generated by the Syndicated Community in excess of the amount needed to satisfy the Management Contract Obligations. After the initial five-year period, the limited partners are entitled to the same specified rate of return, but only to the extent there is sufficient cash flow from the Syndicated Community. Any amounts of cash flow available after payment of the specified return to limited partners are shared as follows:

          40% to the Company as an incentive management fee and 60% for distribution to the limited partners. The management contract is not terminable during this five-year period and is terminable thereafter by either party upon thirty to sixty days notice.

               The management contract with each Owning Partnership requires the Company to manage and operate the day-to-day operations of the Syndicated Community. Under each management contract, the Company acts as an independent contractor. Required services performed by the Company for each Syndicated Community include marketing and advertising; renting apartment units and collecting rents and charges; providing independent - and assisted - living services (including providing meals, activities, transportation and, for assisted-living residents, assistance with activities of daily living ("ADLs")); hiring, paying and supervising the on-site employees; maintaining the property; purchasing supplies; and preparing operating budgets and reports. Although the Company has the right to sub-contract for such services, the Company directly performs such services utilizing employees of the Company.

               All Syndicated Communities are managed by the Company in its capacity as property manager and, for all but one of the related Owning Partnerships, as managing general partner. Because the Company serves as both the managing general partner and the property manager, it receives partnership administration fees and property management fees. As the managing general partner of these partnerships, the Company generally has full authority and power to act for the partnerships as if it were the sole general partner. The Company has fiduciary responsibility for the management and administration of these partnerships and, subject to certain matters requiring the consent of the other partners such as a sale of the related property, may generally, on behalf of the partnerships, borrow money, execute contracts, employ persons and services, compromise and settle claims, determine and pay distributions, prepare and distribute reports, and take such other actions which are necessary or desirable with respect to matters affecting the partnerships or individual partners.

               The Company intends to continue to arrange for future acquisitions of existing senior living communities by utilizing mortgage financing and by arranging Syndications. The Company anticipates acquiring between six and twelve communities during the next two years.

               Current demographic trends suggest that demand for both independent-living and assisted-living services will continue to grow. According to U.S. Bureau of Census data, the Company's target market, people over age 75, is one of the fastest growing segments of the U.S. population and is projected to increase by more than 24% to 16.3 million between 1990 and 2000. While the population of seniors grows, other demographic trends suggest that an increasing number of them will choose senior living centers as their residences. According to U.S. Bureau of Census data, the median net worth of householders over age 75 has increased to over $75,000. At the same time, the Census shows that the number of seniors living alone has increased, while women, who have been the traditional care-givers, are more likely to be working and unable to provide care in the home. The Company believes that many seniors find that senior living centers provide them with a number of services and features that increasingly they are unable to find at home, including security, nutritious food and companionship. Furthermore, the National Long Term Care Surveys, a Federal study that regularly surveys close to 20,000 people aged 65 and older, indicate that, despite the growth in the elderly population, the percentage of elderly that are disabled and need assistance with ADLs has decreased substantially and is expected to continue to decrease. This suggests that demand for independent living communities will increase in the future.

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

               The Company has instituted a Development Plan pursuant to which it has completed construction of seven Development Communities, is nearing completion of the construction of one additional Development Community, has commenced construction on three additional Development Communities and intends to commence construction on between 24 to 28 additional Development Communities over the next two years. The Company plans to own pursuant to joint venture arrangements or operate pursuant to long-term operating leases or similar arrangements the Development Communities that will be developed under the plan. The Company will manage and operate each of the Development Communities. The Company expects to complete the construction of one of the four Development Communities currently under construction by the end of the first quarter of Fiscal 1999 and expects to complete the construction of the remaining Development Communities under construction by the end of Fiscal 1999. These four Development Communities, along with the seven Development Communities whose construction is already completed, contain an aggregate of approximately 1,490 senior living apartment units. The 24 to 28 additional Development Communities which the Company intends to commence construction on over the next two years will contain between 3,024 and 3,528 additional senior living apartment units. Each new Development Community developed by the Company offers both independent and assisted-living services.

               The first Development Communities constructed pursuant to the Company's Development Plan are in Texas. The Company has obtained development financing from Capstone Capital Corporation ("Capstone") pursuant to which Capstone provided $37.7 million for development of four Development Communities. The Company has completed construction on these communities which are being operated by the Company pursuant to long-term leases with Capstone. The Company has completed construction with mortgage financing on three Development Communities in Texas. The Company has commenced construction on four additional Development Communities in Texas.
          The Company holds options to acquire sites in Knoxville, Tennessee and Jackson, Tennessee, is actively negotiating to obtain control over additional sites in the Southeast and Midwest and is negotiating with several additional lenders to obtain financing to develop these sites.

               The Company anticipates that most of its Development Communities will be financed with a combination of mortgage financing and the contribution of capital by the Company. The Company estimates that the cost of developing each new Development Community (including reserves necessary to carry the community through its lease-up period) will be approximately $10.5 million. Subsequent to Fiscal 1998, the Company has entered into joint venture arrangements regarding the three completed and one substantially completed Development Communities financed with mortgage financing. Pursuant to each joint venture arrangement, the Company sold a 50% interest in the Development Community to a third party. The Company realized a profit from each of the sales and earns a management fee for managing the communities. The third party has the right to terminate the Company's management of the community upon 30 day's written notice. The third party receives a cumulative priority return on each investment from all cash flow generated by the community and any excess cash flow is shared 50% by the Company and 50% by the third party. The Company believes that such joint venture arrangements are beneficial because they generate revenues upon the sale, reward the Company for its continued management of the Development Community, provide the Company with capital to continue to pursue its Development Plan and allocate 50% of the start-up losses incurred during the community's lease up period to the joint venturer rather than the Company. However, the Company remains fully liable on the mortgage financing for such Development Communities. The Company expects to enter into similar joint venture arrangements for the other Development Communities that it will develop, although there can be no assurance that sufficient joint venture capital will be available to the Company on favorable terms. The Company may also utilize other types of financings including sale/leaseback or similar arrangements which require little or no capital on the part of the Company to finance its Development Plan.

               Upon the completion of construction of each of the Development Communities developed pursuant to the Capstone Development Agreement, and upon the satisfaction of certain other conditions, the Company became the lessee under long-term lease arrangements with Capstone. The initial term of each lease, which began upon the completion of a facility and meeting of other criteria, is 15 years with three five-year extension options. Under the terms of each lease, the Company has the option to acquire the community after operating the community for four years. The option price is equal to the sum of 100% of the cost incurred to develop the community and an additional 20% of such cost (which declines by 2 percentage points per year but in no event declines below 10%). The initial lease rate is 350 basis points in excess of the ten-year Treasury Bill yield (but in no event less than 9.75% per annum). The lease rate has an annual upward adjustment equal to 3% of the previous year's rent. The four leases have cross-default provisions. Each lease is a triple net lease, as the Company is responsible for all costs, including but not limited to maintenance, repair, insurance, taxes, utilities, and compliance with legal and regulatory requirements. If a community is damaged or destroyed, the Company is required to restore the community to substantially the same condition it was in immediately before such damage or destruction, or acquire the facility for the option price described above.

               The Company generally plans to concentrate on developing projects in only a limited number of states at any given time. The Company believes that this focus will allow it to realize certain efficiencies in the development and management of Development Communities. The effectuation of the Development Plan will expose the Company to additional risk. These risks include, but are not limited to, the risk that the construction of each Development Community will exceed the estimated 12 month construction period and that each Development Community will incur start-up losses for more than the estimated ten months after commencement of operations. In addition, there can be no assurance that the Development Communities will generate positive cash flow or that the Company will not suffer delays or cost overruns in instituting its Development Plan.

               The Company's senior living communities offer personalized assistance, supportive services and selected health care services in a professionally managed group living environment. Residents may receive individualized assistance which is available 24 hours a day, and is designed to meet their scheduled and unscheduled needs. The services for independent- living generally include three restaurant-style meals per day served in a common dining room, weekly housekeeping and flat linen service, social and recreational activities, transportation to shopping and medical appointments, 24-hour security and emergency call systems in each unit. The services for assisted-living residents generally include those provided to independent-living residents, as supplemented by assistance with ADLs including eating, bathing, dressing, grooming, personal hygiene and ambulating, health monitoring, medication management, personal laundry services, and daily housekeeping services.

               The Company focuses exclusively on "private-pay" residents, who pay for housing or related services out of their own funds or through private insurance, rather than relying on the few states that have enacted legislation enabling assisted-living facilities to receive Medicare funding similar to funding generally provided to skilled nursing facilities. The Company intends to continue its "private-pay" focus as it believes this market segment is, and will continue to be, the most profitable. This focus will enable the Company to increase rental revenues as demographic pressure increases demand for senior living communities and avoid potential financial difficulties it might encounter if it were dependent on Medicare or other government reimbursement programs that may suffer from health care reform, budget deficit reduction or other pending or future government initiatives.

          PARTNERSHIP OFFERINGS

               The Company has arranged for the acquisition of the Syndicated Communities that it manages by utilizing mortgage financing and Syndications of the Investing Partnerships formed to acquire investments in the Owning Partnerships that own these properties. The Company is the managing general partner of all but one of the Owning Partnerships that own the Syndicated Communities. The Company manages all of the Syndicated Communities. The Company is also the general partner of most of the Investing Partnerships. The Company has a participation in the cash flow, sale proceeds and refinancing proceeds of the Syndicated Communities after certain priority payments to the limited partners. In a typical Syndication, an Owning Partnership is organized by the Company to acquire a property which the Company has identified and selected based on a broad range of factors. Generally, 99% to 100% of the partnership interests in an Owning Partnership initially are owned by the Company. An Investing Partnership is formed as a limited partnership for the purpose of acquiring all or substantially all of the partnership interests in the Owning Partnership owned by the Company (the "Purchased Interest"). Limited partnership interests in the Investing Partnership are sold to investors in exchange for (i) all cash or (ii) a cash down payment and full recourse promissory notes ("Investor Notes"). In the case of an investor that does not purchase a limited partnership interest for all cash, the investor's limited partnership interest (a "Limited Partnership Interest") serves as collateral security for that investor's Investor Note. Under the terms of an agreement (a "Purchase Agreement"), the Investing Partnership purchases from the Company the Purchased Interest partially with cash raised from the cash down payment made by its investors and the balance by the delivery of the Investing Partnership's promissory note (a "Purchase Note"). The Purchase Notes executed by Investing Partnerships prior to 1986 (relating to the Company's pre-1986 Syndication of Multi-Family Properties) have balloon payments of principal due on maturity. The Purchase Notes executed since January 1, 1987 (relating to the Company's post-1986 Syndication of senior living communities) are self-liquidating (without balloon payments). The Investing Partnership, as collateral security for its Purchase Note, pledges to the Company the Investor Notes received from its investors, its interest in the Limited Partnership Interests securing the Investor Notes, as well as the entire Purchased Interest it holds in the Owning Partnership which it purchased from the Company. In addition, each Purchase Agreement provides that the Investing Partnership shall pay the Company an amount equal to a specified percentage of the Investing Partnership's share of the net proceeds from capital transactions (such as the sale or refinancing of the underlying property) in excess of certain amounts.

               The limited partners purchase partnership interests in the Investing Partnerships by agreeing to make capital contributions over approximately five years to the Investing Partnership, which allows the Investing Partnership to pay the purchase price for the Purchased Interest, including the Purchase Note. Limited partners are typically permitted to pre-pay their scheduled capital contributions. The limited partnership agreement of the Investing Partnership provides that the limited partners are entitled to receive for a period not to exceed five years distributions equal to between 11% and 12% per annum of their then paid-in scheduled capital contributions. Pursuant to the management contracts with the Owning Partnerships, the Company is required to pay the Management Contract Obligations which support the Syndicated Community's operations and the payment of such returns to the limited partners. As a result of the Management Contract Obligations, the Company essentially bears the risks of operations and financial viability of the related Syndicated Community for such five-year period. The management contract, however, rewards the Company for successful management of the Syndicated Community by allowing the Company to retain as an incentive management fee any cash flow generated by the Syndicated Community in excess of the amount needed to satisfy the Management Contract Obligations. After the initial five-year period, the limited partners are still entitled to the same specified rate of return on their investment, but only to the extent there are sufficient cash flows from the related Syndicated Communities. To the extent property cash flows are not sufficient to pay the limited partners their specified return, the right to receive this shortfall accrues until proceeds are available from a sale or refinancing of the property. After the initial five-year period, the Company's incentive management fee is 40% of the excess of cash flow over the amount necessary to make the specified rate of return to the limited partners. The remaining 60% of cash flows are to be distributed by the Owning Partnerships to the Investing Partnerships for distribution to limited partners.

               The initial five-year term of the management contracts and the related Management Contract Obligations have expired for a portion of the Owning Partnerships and their related Investing Partnerships. Although the Company has no obligation to fund operating shortfalls after the five-year term of the management contract, as of January 31, 1999, the Company has advanced an aggregate of approximately $2.2 million to these Owning Partnerships to fund operating shortfalls. All such advances are recorded as "Other Partnership Receivables" on the Company's Consolidated Balance Sheet. Although the Company does not intend to do so in the future, from time to time, the Company has also made discretionary advances to Owning Partnerships beyond the Management Contract Obligations period for the purpose of making distributions to limited partners.

               In the past, limited partners have been allowed to prepay capital contributions. Prepayments of capital contributions do not result in the prepayment of the related Purchase Notes. Instead, such amounts are loaned to the Company by the Investing
          Partnership.   The purchase agreements provide that, should any
          failure to repay any such loan occur, the Company must credit to the Investing Partnership the amounts loaned at the time such amount would be required to be paid by the Investing Partnership to meet its obligations then due under the Purchase Note. As a result of such loans and such provisions of the purchase agreements, the Company records the notes receivable corresponding to the Purchase Notes net of such loans. Therefore, these prepayments act to reduce the recorded value of the Company's notes receivable and reduce interest income received by the Company. Pursuant to the terms of its Syndications, the Company has the option not to accept future prepayments by limited partners of capital contributions. The Company has not determined to what extent it will continue to accept prepayments by limited partners of capital contributions.

               All of the Syndicated Communities are managed by the Company pursuant to written management contracts, which generally have a five year term coterminous with the Company's Management Contract Obligations. After the initial five-year term, the Management Contract Obligations terminate and the management contracts are automatically renewed each year, but are cancelable on 30 to 60 days notice at the election of either the Company or the related Owning Partnership. The termination of any management contracts would result in the loss of fee income, if any, under those contracts. In general, under the terms of the Investing Partnerships' partnership agreements, limited partners have only limited rights to take part in the conduct or operation of the partnerships. The partnership agreements for the Investing Partnerships for which the Company is the general partner provide that a majority in ownership interests of the limited partners can remove the Company as the general partner at any time. It is anticipated that all future Investing Partnership agreements will contain the same right to remove the Company as a general partner. In addition, the consent of a majority in ownership interests of limited partners in such Investing Partnerships is required to be obtained in connection with any sale or disposition of the underlying property.

               The Company intends to continue to arrange for acquisitions of existing senior living communities by utilizing mortgage financing and by arranging Syndications. The Company plans to acquire and Syndicate between six and twelve existing senior living communities over the next two years. The Company is, and will continue to be, the managing general partner of the partnerships that own Syndicated Communities.

               In addition, the Company arranged for the sale of limited partnership interests in two partnerships organized to make second mortgage loans to the Company to fund approximately 20% of the costs of developing three Development Communities.

          STRATEGY

               Growth. The Company's growth strategy focuses on Development Communities offering both independent and assisted-living apartment units and on continued intensive communities management. The Company believes that there are numerous markets that are not served or are underserved by existing senior living communities and intends to take advantage of these circumstances, plus the present availability of construction financing on favorable terms, to develop Development Communities of its own design in desirable markets. Historically, the Company has expanded by the acquisition and Syndication of existing senior living communities. The Company has taken advantage of the inexperience and operating inefficiencies of the previous owners of these communities and has improved the financial performance of these properties by implementing its own management and marketing techniques.

               The Company will continue to acquire existing senior living communities and intends to arrange for these acquisitions, in part, by Syndications. The Company believes that its continuing practice of arranging for the acquisition of senior living communities through Syndications and privately placing debt securities will provide additional cash flow to help the Company pursue its Development Plan.

               The Company rents apartment units in the senior living communities which it operates pursuant to annual leases on a strictly "private pay" basis. The Company believes this "private pay" focus will allow it to increase rental revenues as demographic pressure increases demand for senior living communities and to avoid potential financial difficulties it might encounter if it were dependent on Medicare or other government reimbursement programs that may suffer from health care reform, budget deficit reduction or other pending or future government initiatives.

               New Development. While the acquisition and Syndication of existing senior living communities will continue to play a significant role in the Company's expansion program, the primary focus of the expansion program is the development of Development Communities. The Company's Development Plan emphasizes a "prototype" senior living community that it has designed. The Company designed the prototype based upon its experience operating its portfolio of acquired Syndicated Communities. Because each of its Syndicated Communities has a different design, and due to the Company's experience in operating such communities, the Company believes its Development Community prototype incorporates the most beneficial characteristics of the various communities in the industry and represents an innovative and "state of the art" community.

               The prototype Development Community has been developed in two sizes, 126 apartment units and 142 apartment units, and is located on sites of up to seven acres. The Company currently intends to build primarily 126 apartment unit Development Communities. The Company believes that its development prototype is larger than many independent-living and most assisted-living communities, which typically range from 40 to 80 units. The Company believes that the greater number of units will allow the Company to achieve economies of scale in operations, resulting in lower operating costs per unit, without sacrificing quality of service. These savings primarily are achieved through lower staffing, maintenance and food preparation costs per unit, without sacrificing quality of service. In that the time and effort required to develop a community (including site selection, land acquisition, zoning approvals, financing, and construction) do not vary materially for a larger community than for a smaller one, developmental economies of scale also are realized in that more apartment units are being produced for each Development Community that is developed. The prototype Development Community is targeted to the "middle to upper income" segment of the elderly population, which is the broadest segment of the elderly population and allows the Company to provide a high quality level of service.

               Common areas include recreation areas, dining rooms, a kitchen, administrative offices, an arts and crafts room, a multi-purpose room, laundry rooms for each floor, a beauty salon/barber shop, a library reading area, card rooms, a billiards room, a health center to monitor residents' medical needs and assigned parking. The Company believes that the common areas and amenities offered by its prototype Development Community represent the state of the art for independent-living communities and are superior to those offered by smaller independent-living communities or by most communities that offer only assisted living services. The Company believes that such substantial common areas, which would often be unaffordable in smaller communities, will provide the Company's prototype Development Communities with a competitive advantage over smaller communities. The Company believes that these common areas will attract residents and promote continued stable occupancy of its prototype communities. Unit sizes range from 400 square feet for a studio to 850 square feet for a two bedroom/two bath unit. A typical Development Community contains 8 studio apartments, 112 one bedroom/one bathroom apartments and 6 two bedroom/two bathroom apartments, encompassing approximately 110,000 square feet. Each Development Community apartment unit is a full apartment, including a kitchen or kitchenette.

               Each Development Community offers residents a choice between independent-living and assisted-living services. As a result, the market for each community is broader than for communities that offer only either independent-living or assisted-living services. Although the licensing requirements and the expense and difficulty of converting between existing independent-living units and assisted-living units typically make it impractical to accomplish such conversions, the Company's Development Community prototype is designed to allow, at any time, for conversion of units, at minimum expense, for use as either independent-living or assisted-living units. Each Development Community therefore may adjust its mix of independent-living and assisted-living units as the market or existing residents demand. The Company believes that this innovative feature distinguishes its prototype Development Community. The Company believes that part of the appeal of this type of community is that residents will be able to "age in place" with the knowledge that they need not move to another community if they require assistance with ADLs. The Company believes that the ability to retain residents by offering them higher levels of services will result in stable occupancy with enhanced revenue streams.

               The Company's prototype Development Community also incorporates two interior courtyards, from which the Company's "Grand Court" name originates. These courtyards allow residents to enjoy the outdoors while remaining in a secure environment. The Company believes that this feature distinguishes its prototype Development Community.

               In summary, the Company believes that the size, design and target markets of its prototype Development Community and the convertibility of its apartments to either independent or assisted-living units results in "state of the art" senior living communities that provide an excellent vehicle for economic growth.

               Market Selection Process. In selecting geographic markets for potential expansion, the Company considers such factors as a potential market's population, demographics and income levels, including the existing and anticipated future population of seniors who may benefit from the Company's services, the number of existing and anticipated long-term care communities in the market area and the income level of the target population. While the Company does not apply its market selection criteria mechanically or inflexibly, it generally seeks to select Development Community locations that are non-urban with populations of no more than 100,000 people and containing 3,000 elderly households within a 20-mile radius with an annual income of at least $35,000, and have a regulatory climate that the Company considers favorable toward development. Communities with these characteristics are referred to as secondary markets as opposed to primary markets, which are major urban centers, or tertiary markets, which are smaller rural communities. The Company has found that secondary markets generally have a receptive population of seniors who desire and can afford the services offered in the Company's Development Communities. The Company believes that it can obtain zoning and other necessary approvals in secondary markets more quickly and easily than would be the case in primary markets. In focusing on secondary markets, the Company believes it will avoid overdevelopment to which primary markets are prone and obtain the benefit of demographic concentrations that do not exist in yet smaller markets. The Company believes that high-quality, affordable employees are easier to attract and retain in secondary markets than in primary markets.

               Centralized Management. The senior living business is highly management intensive. While the location of a community and its physical layout are extremely important, another key to the success of a senior living community lies in the ability to maximize its financial potential through sophisticated, experienced management. Such success requires the establishment and supervision of programs involving the numerous facets of a senior living community, including menu planning, food and supply purchasing, meal preparation and service, assistance with ADLs, recreational activities, social events, health care services, housekeeping, maintenance and security. The Company's strategy emphasizes centralized management in order to achieve operational efficiencies and ensure consistent quality of services. The Company has established standardized policies and procedures governing, among other things, social activities, maintenance and housekeeping, health care services, and food services. An annual budget is established by the Company for each community against which performance is tested each month.

               Marketing. Marketing is critical to the rent up and continued high occupancy of a community. The Company's marketing strategy focuses on enhancing the reputation of the Company's senior living communities and creating awareness of the Company and its services among potential referral sources. The Company's experience is that satisfied residents and their families are an important source of referrals for the Company. In addition, the Company plans to use its common Development Community design and its "The Grand Court" [registered trademark] trademarked name to promote national brand-name recognition. The Company has adopted the trademarked name. Historically, senior living communities have generally been independently owned and operated and there has been little national brand-name recognition. The Company believes that national recognition will be increasingly important in the senior living business. The Company intends to continuously use its trademarked name in its business activities, and the life of this trademark will extend for the duration of its use. The Company considers this trademark to be a valuable intangible intellectual property asset.

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

          INDUSTRY TRENDS

               The Company believes its business benefits from significant trends affecting the long-term care industry. The first is an increase in the demand for elder care resulting from the continued aging of the U.S. population. U.S. Bureau of Census shows that the average age of the Company's residents (83 years old) places them within one of the fastest growing segments of the U.S. population. While increasing numbers of Americans are living longer and healthier lives, many choose senior living communities as a cost-effective method of obtaining the services and life-style they desire. Senior living communities that offer both independent and assisted-living services give seniors the comfort of knowing that they will be able to "age in place" - something they are increasingly unable to do at home.

               The primary consumers of long-term care services are persons over the age of 65. This group represents one of the fastest growing segments of the population. According to U.S. Bureau of the Census data, the number of people in the U.S. age 65 and older increased by more than 27% from 1981 to 1994, growing from
          26.2 million to 33.2 million. Such census data also shows that the segment of the population over 85 years of age, which comprises the largest percentage of residents at long-term care facilities, is projected to increase by more than 37% between the years 1990 and 2000, growing from 3.0 million to 4.1 million.
          The Company believes that these trends depicted in the graph below will contribute to continued strong demand for senior living communities.

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

               Other trends benefiting the Company include the increased financial net worth of the elderly population, the changing role of women and the increase in the population of individuals living alone. As the number of elderly in need of assistance has increased, so too has the number of the elderly able to afford residences in communities which offer independent and/or assisted-living services. According to U.S. Bureau of the Census data, the median net worth of householders age 75 or older has increased from $55,178 in 1984 and $61,491 in 1988 to $76,541 in
          1991. Furthermore, according to the same source, the percentage of people 65 years and older below the poverty line has decreased from 24.6% in 1970 to 15.7% in 1980 to 12.2% in 1990.
          Historically, unpaid women (mostly daughters or daughters-in-law) represented a large portion of the care givers of the non-institutionalized elderly. The increased number of women in the labor force, however, has reduced the supply of care givers, and led many seniors to choose senior living communities as an alternative. Since 1970, the population of individuals living alone has increased significantly as a percentage of the total elderly population. This increase has been the result of an aging population in which women outlive men by an average of 6.9 years, rising divorce rates, and an increase in the number of unmarried individuals. The increase in the number of the elderly living alone has also led many seniors to choose to live in senior living communities.

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

                          Source:  U.S. Bureau of the Census

               Another trend benefiting the Company, and especially its provision of assisted-living services, is the effort by the government, private insurers and managed care organizations to contain health care costs by limiting lengths of stay, services, and reimbursement amounts. This has resulted in hospitals discharging patients earlier and referring them to nursing homes. At the same time, nursing home operators continue to focus on providing services to sub-acute patients requiring significantly higher levels of skilled nursing care. The Company believes that this "push down" effect has and will continue to increase demand for assisted-living facilities that offer the appropriate levels of care in a non-institutional setting in a more cost-effective manner. The Company believes that all of these trends have, and will continue to, result in an increasing demand for senior living facilities which provide both independent and assisted-living services.

          SERVICES

               It is important to identify the specific tastes and needs of the residents of a senior living community, which can vary from region to region and from one age group to the next. Residents who are 70 years old have different needs than those who are 85. The Company has retained a gerontologist to insure that programs and activities are suitable for all of the residents in a community and that they are adjusted as these residents "age in place". Both independent and assisted-living services will be offered at all of the Company's Development Communities.

               Basic Service and Care Package. The Company provides three levels of service at its senior living communities:

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

          OPERATIONS

               Corporate. Over the past ten years the Company has developed extensive policies, procedures and systems for the operation of its senior living communities. The Company also has adopted a formal quality assurance program. In connection with this program the Company conducts a minimum of two full-day annual quality assurance reviews at each community. The entire regional staff team participates in the review which thoroughly examines all aspects of the senior living community from the provision of services to the maintenance of the physical buildings. The reports generated from these quality assurance reviews are then implemented by the community administrator. Corporate headquarters also provides human resources services, a licensing facilitator, and in-house accounting and legal support systems.


               Regional. The Company has ten regional administrators. Each administrator is responsible for three to six communities. The Company also has a regional administrator and a registered dietician who oversee the food division. Each regional administrator is reported to by the manager of those communities he oversees.

               Community. The management team at each senior living community consists of an administrator, who has overall responsibility for the operation of the community, an activity director, a marketing director and, at certain larger communities, one or two assistant administrators. Each senior living community which offers assisted-living services has a staff responsible for the assisted-living care giving services. This staff consists of a lead resident aide, a medication room aide, certified nurse aides and trained aides, and, in those states which so require, registered nurses. At least one staff member is on duty 24 hours per day to respond to the emergency or scheduled 24-hour assisted-living services available to the residents. Each community has a kitchen staff, a housekeeping staff and a maintenance staff. The average community currently operated by the Company has 40 to 50 full-time employees depending on the size of the community and the extent of services provided in that community. Based upon its experience in operating senior living communities in both primary and secondary markets, the Company believes that its secondary market focus will make it easier for the Company to attract and retain high-quality, affordable staff.

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

          COMPETITION

               The senior housing and health care industries are highly competitive and the Company expects that both the independent-living business, and assisted-living businesses in particular, will become more competitive in the future. The Company will continue to face competition from numerous local, regional and national providers of long-term care whose communities and services are on either end of the senior care continuum. The Company will compete in providing independent-living services with home health care providers and other providers of independent-living services, primarily on the basis of quality and cost of services offered. The Company will compete in providing assisted-living with other providers of assisted-living services, skilled nursing communities and acute care hospitals primarily on the basis of cost, quality of care, array of services provided and physician referrals. The Company also will compete with companies providing home based health care, and even family members, based on those factors as well as the reputation, geographic location, physical appearance of communities and family preferences. In addition, the Company expects that as the provision of long-term care receives increased attention, competition from new market entrants, including, in particular, companies focused on independent and assisted-living, will grow. Some of the Company's competitors operate on a not-for-profit basis or as charitable organizations, while others have, or may obtain, greater financial resources than those of the Company. However, the Company anticipates that its most significant competition will come from other senior living communities within the same geographic area as the Company's communities because management's experience indicates that senior citizens frequently elect to move into communities near their homes.

               Moreover, in the implementation of the Company's expansion program, the Company expects to face competition for the development of senior living communities. Some of the Company's present and potential competitors are significantly larger or have, or may obtain, greater financial resources than those of the Company. Consequently, there can be no assurance that the Company will not encounter increased competition in the future which could limit its ability to attract residents or expand its business and could have a material adverse effect on the Company's financial condition, results of operations and prospects. In addition, if the development of new senior living communities outpaces demand for those communities in certain markets, such markets may become saturated. Such an oversupply of facilities could cause the Company to experience decreased occupancy, depressed margins and lower operating results.

          COMPANY HISTORY

               In April, 1996, John Luciani and Bernard M. Rodin, the principal stockholders of the Company (the "Principal Stockholders") reorganized their businesses by consolidating them into the Company. Pursuant to the reorganization, substantially all of the assets and liabilities of such businesses were transferred to the Company in exchange for shares of the Company's Common Stock. See "Certain Transactions". The primary predecessors of Grand Court Lifestyles, Inc. are J&B Management Company, and Leisure Centers, Inc. J&B Management Company is a private partnership founded in 1969 which specialized in the development and management of multi-family real estate and senior living communities. Prior to the formation of the Company in April, 1996, the Company's property development and management operations were conducted through its affiliate, Leisure Centers,
          Inc., located in Boca Raton, Florida.   Leisure Centers, Inc. was
          merged with and into the Company. Grand Court Lifestyles, Inc., its subsidiaries, J&B Management Company and Leisure Centers, Inc. and their affiliates are collectively referred to as the "Company".

               Through the 1970's and early 1980's, the Company's primary focus was on the acquisition, development, and management of multi-family properties. Senior management, collectively, has over 80 years of experience in multi-family housing, having had interests in 170 properties containing approximately 20,000 apartment units located in 22 states, primarily in the sun-belt. Beginning in the mid-1980's, the Company's sole focus has been on the acquisition, and management of senior living communities building one of the largest operating portfolios of senior living communities in the nation, encompassing the entire spectrum of the long-term care industry, from independent-living to assisted-living, with a limited involvement in nursing homes. Senior management, collectively, has over 40 years of experience in the senior living field.

          GOVERNMENT REGULATION

               Regulations applicable to the Company's operations vary among the types of senior living communities operated by the Company and from state to state. Independent-living communities generally do not have any licensing requirements. Assisted-living communities are subject to less regulation than other licensed health care providers but more regulation than independent-living communities. However, the Company anticipates that additional regulations and licensing requirements will likely be imposed by the states and the federal government. Currently, all states except South Dakota require licenses to provide the assisted-living services. The licensing statutes typically establish physical plant specifications, resident care policies and services, administration and staffing requirements, financial requirements and emergency service procedures. The licensing process can take from two months to one year. New Jersey requires Certificates of Need for assisted-living communities. The Company's communities also must comply with the requirements of the Americans with Disabilities Act ("ADA") and are subject to various local building codes and other ordinances, including fire safety codes. While the Company relies almost exclusively on private pay residents, the Company operates a Syndicated nursing home and one Syndicated Community operated by the Company contains nursing home beds in which some residents rely on Medicare. As a provider of services under the Medicare program, the Company is subject to Medicare regulations designed to limit fraud and abuse, violations of which could result in civil and criminal penalties and exclusion from participation in the Medicare program. Revenues derived from Medicare comprise less than 1% of the revenues of the communities operated by the Company. The Company does not intend to expand its nursing home activities and intends to pursue an exclusively "private-pay" clientele. The Company believes it is in substantial compliance with all applicable regulatory requirements. No actions are pending against the Company for non-compliance with any regulatory requirement.

               Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances, including, without limitation, asbestos-containing materials, that could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator knows of, or was responsible for, the presence of the hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the liability of an owner or operator as to any property is generally not limited under such laws and regulations, and could exceed the property's value and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such substances properly may also adversely affect the owner's ability to sell or rent the property, or to borrow using the property as collateral. Under these laws and regulations, an owner, operator or any entity who arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site may also be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. As a result, the presence, with or without the Company's knowledge, of hazardous or toxic substances at any senior living communities owned or operated by the Company could have an adverse effect on the Company's business, operating results and financial condition. Although the Company has not incurred any material costs for removal or remediation of hazardous or toxic substances, there can be no assurance that this will remain the case in the future.

               Under the ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist which also may require modifications to existing and planned properties to create access to the properties by disabled persons. While the Company believes that its senior living communities are substantially in compliance with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by the Company. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

          EMPLOYEES

               As of March 19, 1999, the Company employed approximately 2,280 persons, including 57 in the Company's principal executive offices. None of the Company's employees are covered by collective bargaining agreements. The Company believes its employee relations are good.

          ITEM 2.  PROPERTIES

          SYNDICATED COMMUNITIES

               The Company currently manages 41 Syndicated Communities containing 5,694 senior living apartment units and one Syndicated nursing home containing 57 beds. One of the Company's Syndicated Communities contains 70 nursing home beds. Such communities are owned by Owning Partnerships and not by the Company. The Company generally has a 1% interest in the Owning Partnerships and a 1% interest in the Investing Partnerships which are formed to purchase a 99% partnership interest in the Owning Partnership. The following chart sets forth information regarding the Syndicated Communities managed by the Company:

                                                            NUMBER OF
               COMMUNITY (1)                   STATE          UNITS
               -------------                   -----        ---------
               The Grand Court Mesa            Arizona         174
               The Grand Court Phoenix         Arizona         136
               The Grand Court Sacramento      California      122
               The Grand Court Fort Myers      Florida         184
               The Grand Court Lakeland        Florida         126
               The Grand Court Lake Worth      Florida         170

                                                               AVERAGE
                                                            OCCUPANCY % AS
                                                 YEAR        OF MARCH 31,
           COMMUNITY (1)                     ACQUIRED (2)      1999(8)
           -------------                     ------------    ------------
           The Grand Court Mesa                  1997            97%
           The Grand Court Phoenix               1991            97%
           The Grand Court Sacramento            1998            74%
           The Grand Court Fort Myers            1989            93%
           The Grand Court Lakeland              1996            80%
           The Grand Court Lake Worth            1992            75%

                                                            NUMBER OF
               COMMUNITY (1)                   STATE          UNITS
               -------------                   -----        ---------
               The Grand Court North Miami     Florida         189
               The Grand Court Pensacola       Florida          60
               The Grand Court I and II        Florida         114
                  Pompano Beach
               The Grand Court South Miami     Florida          96
               The Grand Court Tampa           Florida         165
               The Grand Court Tavares         Florida          94
               The Grand Court Winterhaven     Florida         130
               The Grand Court Carrolton       Georgia          68
               The Grand Court Belleville      Illinois         76
               The Grand Court II Kansas City  Kansas          127
               The Grand Court Overland Park   Kansas          275
               The Grand Court Adrian          Michigan        103
               The Grand Court Farmington
                  Hills                        Michigan        164

               The Grand Court Novi            Michigan        114
               The Grand Court Westland        Michigan        153
               The Grand Court I Kansas City   Missouri        173
               The Grand Court III Kansas
                  City(3)                      Missouri        217
               The Grand Court Seward          Nebraska         65
               The Grand Court Las Vegas       Nevada          152
               The Grand Court Albuquerque     New Mexico      200(7)
               The Grand Court Columbus        Ohio            120
               The Grand Court Dayton          Ohio            185
               The Grand Court Findlay         Ohio             73
               The Grand Court Springfield     Ohio             77
               The Grand Court I Chattanooga   Tennessee       143(4)
               The Grand Court II Chattanooga  Tennessee       146
               The Grand Court Memphis         Tennessee       197
               The Grand Court Morristown      Tennessee       187
               The Grand Court Bryan           Texas           180
               The Grand Court Garland         Texas           112

               The Grand Court Longview        Texas           132
               The Grand Court Lubbock         Texas           139
               The Grand Court I San Antonio   Texas           198
               The Grand Court II San Antonio  Texas            57(5)
               The Grand Court Weatherford     Texas            60
               The Grand Court Bristol         Virginia         98

                                                               AVERAGE
                                                            OCCUPANCY % AS
                                                 YEAR        OF MARCH 31,
           COMMUNITY (1)                     ACQUIRED (2)      1999(8)
           -------------                     ------------    ------------

           The Grand Court North Miami           1995            76%
           The Grand Court Pensacola             1993            91%
           The Grand Court I and II
              Pompano Beach                      1994            73%(6)
           The Grand Court South Miami           1998            39%(6)
           The Grand Court Tampa                 1997            99%
           The Grand Court Tavares               1995            99%
           The Grand Court Winterhaven           1997            89%
           The Grand Court Carrolton             1998            96%
           The Grand Court Belleville            1993            97%
           The Grand Court II Kansas City        1994            89%
           The Grand Court Overland Park         1997            99%(6)
           The Grand Court Adrian                1998            95%
           The Grand Court Farmington
              Hills                              1993            99%
           The Grand Court Novi                  1994            96%
           The Grand Court Westland              1997            98%
           The Grand Court I Kansas City         1989            94%
           The Grand Court III Kansas
              City(3)                            1989            83%(6)
           The Grand Court Seward                1999            92%
           The Grand Court Las Vegas             1991            94%
           The Grand Court Albuquerque           1997            83%
           The Grand Court Columbus              1994            94%
           The Grand Court Dayton                1994            99%
           The Grand Court Findlay               1992            95%
           The Grand Court Springfield           1992            96%

           The Grand Court I Chattanooga         1995            77%
           The Grand Court II Chattanooga        1995            91%
           The Grand Court Memphis               1992            90%
           The Grand Court Morristown            1996            85%
           The Grand Court Bryan                 1992            93%
           The Grand Court Garland               1997            97%(6)
           The Grand Court Longview              1990            74%
           The Grand Court Lubbock               1991            80%
           The Grand Court I San Antonio         1993            93%
           The Grand Court II San Antonio        1995            79%
           The Grand Court Weatherford           1996            89%
           The Grand Court Bristol               1995            96%


          ------------------------
          (1) In certain cases, more than one Investing Partnership owns an interest in one Owning Partnership. There are therefore, more Investing Partnerships than there are Owning Partnership. One of the Owning Partnerships owns two senior living communities and another Owning Partnership owns one Syndicated Community and one Syndicated nursing home. As a result, there are 42 properties listed, which relate to 40

               Owning Partnerships. In addition, the senior living community to be owned by one Owning Partnership is currently under construction.

          (2) Represents year in which the Owning Partnership acquired the community.

          (3) A portion of the units at The Grand Court III Kansas City are currently rented as residential apartment units.

          (4) Grand Court I Chattanooga's unit count includes a 70-bed nursing wing.

          (5) Grand Court II San Antonio is a 57-bed licensed nursing facility.

          (6)  Occupancy percentage includes 1-2 units occupied by staff.

          (7) Sixty (60) additional units were constructed during Fiscal 1998. Such construction was substantially completed by October 1, 1998. The Company is in the process of renting these additional units.

          (8) The average occupancy percentage of each individual community was determined by adding the average occupancy percentages as of the end of each month in which the individual community was managed by the Company and dividing that number by the total number of months the community was managed by the Company during the periods April 1998 through March 1999. The average monthly occupancy percentage for each individual community was determined by dividing the number of occupied units in the individual community as of the end of the month by the total number of apartment units in the individual community.

               The Syndicated Communities currently operated by the Company are generally encumbered with mortgage financing. While these mortgage loans are obligations of the Owning Partnerships rather than direct obligations of the Company, the Company typically provides a guaranty of certain obligations under the mortgages including, for example, any costs incurred for the correction of hazardous environmental conditions. To date, the Company has incurred no material costs or expenses relating to the correction of hazardous environmental conditions. Although most of the mortgage loans are non-recourse, as of January 31, 1999, (i) the Company is liable as a general partner for approximately $12.8 million in principal amount of mortgage debt relating to six Syndicated Communities and (ii) wholly-owned entities (whose only asset is a specific general partner interest) are liable as general partners for approximately $35.6 million in principal amount of mortgage debt relating to seven Syndicated Communities and one Syndicated nursing home managed by the Company as of January 31, 1999. In the case of the general partner liabilities of the wholly-owned entities (whose only asset is a specific general partner interest), the only assets of the Company at risk of loss are the general partnership interests in the wholly-owned entities. As of January 31, 1999, the aggregate principal amount of the mortgage debt of the Owning Partnerships was approximately $209.4 million and the aggregate annual debt service obligations, excluding any balloon amounts payable at maturity, was approximately $19.9 million. Most of this debt contains provisions which limit the ability of the respective Owning Partnerships to further encumber the property. Through January 31, 2003, approximately $195.3 million of balloon payments under the mortgages will become due and payable. The Company anticipates that it will continue to arrange for future acquisitions of existing senior living communities through mortgage financing and Syndications.

          DEVELOPMENT COMMUNITIES

               The Company has completed construction of and currently operates seven Development Communities containing 962 senior living apartment units which were constructed pursuant to the Company's Development Plan. The Company has entered into joint venture arrangements with a third party pursuant to which it has sold 50% interests in three of these seven Development Communities and a fourth Development Community which is not yet completed. The other four completed Development Communities are operated by the Company pursuant to long-term leases. The following chart sets forth information regarding the seven completed Development Communities.

                                                               NUMBER OF
            COMMUNITY                               STATE        UNITS
            ---------                               -----       --------
            The Grand Court Abilene(4)              Texas        126
            The Grand Court Corpus Christi (3)      Texas        142
            The Grand Court El Paso (4)             Texas        142
            The Grand Court San Angelo (4)          Texas        142
            The Grand Court Temple (3)              Texas        126
            The Grand Court Wichita Falls(4)        Texas        142
            The Grand Court Round Rock (3)          Texas        142

                                                   YEAR         AVERAGE
           COMMUNITY                            BUILT (1)    OCCUPANCY (2)
           ---------                            ---------    ------------
           The Grand Court Abilene(4)              1998           --
           The Grand Court Corpus Christi (3)      1998           --
           The Grand Court El Paso (4)             1998           --
           The Grand Court San Angelo (4)          1998           --
           The Grand Court Temple (3)              1998           --
           The Grand Court Wichita Falls(4)        1998           --
           The Grand Court Round Rock (3)          1998           --


          ------------------------
          (1) Represents the year in which the property was placed into service.
          (2)  There is no occupancy percentage calculated as yet due to the properties being in their initial lease-up period.
          (3)  Represents Development Communities which are owned by the
               Company pursuant to joint venture arrangements.
          (4) Represents Development Communities which are operated by the Company pursuant to long-term leases.

               The Development Communities which were wholly-owned by the Company as of January 31, 1999 and currently owned by the Company pursuant to joint venture arrangements were developed with mortgage financing. The Company intends to finance its future development of Development Communities primarily through mortgage financing and other types of financing, including joint venture arrangements. In addition, the Company may enter into long-term operating leases arising through sale/leaseback transactions or similar transactions and may issue additional debt or equity securities, to the extent necessary. The mortgage financing of Development Communities will be direct obligations of the Company and, accordingly, the amount of its mortgage indebtedness is expected to increase and the Company expects to have substantial debt service, and may have substantial annual lease payment, requirements in the future as the Company pursues its growth strategy.

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


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended January 31, 1999.

          PART II

          ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The Company's common stock (the "Common Stock") is traded on the National Market tier of the Nasdaq Stock Market, which reports the daily high, low and closing transaction prices, as well as volume data, under the symbol "GCLI". Trading in the Common Stock began on March 16, 1998. The high and low bid prices of the Common Stock are as follows:

                       3/16/98-    5/1/98-   8/1/98-    11/1/98-   2/1/99-
                        4/30/98    7/31/98  10/31/98     1/31/99   4/26/99
                      --------    -------   --------   --------   -------
           High        $11.000    $10.500   $10.250     $9.500     $9.000
           Low         $10.375    $ 9.375   $ 8.000     $8.000     $6.375

          As of April 26, 1999, there were approximately 17 holders of record of the Common Stock.

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

               The effective date of the registration statements (Nos. 333-05855 and 333-43331) for the Company's initial public offering of its common stock, $.01 par value, was March 13, 1998. The offering commenced on March 16, 1998. The managing underwriter of the offering was Royce Investment Group, Inc. ("Royce"). Pursuant to the offering, the Company sold to the public 2,800,000 shares of its common stock at an initial offering price of $9.50 per share. The aggregate price of the offering registered by the Company was $26.6 million. On April 29, 1998, pursuant to an over-allotment option granted to the underwriters, John Luciani and Bernard M. Rodin (the "Selling Shareholders") each sold 173,030 shares of the Company's common stock to the public at a price of $9.50 per share. The aggregate price of the shares offered by and registered on behalf of the Selling Shareholders was $3,287,600. Under the terms of the offering, the Company incurred underwriting discounts of $1.6 million, and the Selling Shareholders incurred aggregate underwriting discounts of $197,250. The Company incurred the following expenses in connection with the offering: (i) a non-accountable expense allowance paid to Royce in the amount of $798,000, (ii) a consulting fee paid to Royce in the amount of $266,000, and (iii) other expenses related to the offering in the amount of $1.6 million. The net proceeds that the Company received as a result of this offering were $22.3 million. As of January 31, 1999, the Company's net proceeds have been used as follows: $11.3 million has been used to purchase a series of treasury bills pending application of the funds. $9.4 million has been used for the purchase of land and towards the construction of plant, building and facilities and $1.6 million has been used for working capital.

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

                                                  YEARS ENDED JANUARY 31
                                               ---------------------------
                                                1995       1996       1997
                                                ----       ----       ----
     STATEMENT OF OPERATIONS DATA:
     Revenues:
          Sales  . . . . . . . . . . . . .   $22,532    $31,973    $36,021
          Syndication fee income . . . . .     5,587      8,603      7,690
          Deferred income earned . . . . .     4,399      9,971      5,037
          Interest income  . . . . . . . .     9,503     12,689     13,773
          Property management fees from
            related parties  . . . . . . .     4,351      4,057      2,093
          Equity in earnings from
            partnerships . . . . . . . . .       276        356        423
          Senior living revenues . . . . .        --         --         --
          Other income . . . . . . . . . .        --      1,013         --
                                              ------     ------     ------
                                              46,648     68,662     65,037
          Total Revenues . . . . . . . . .    ======     ======     ======
     Costs and expenses:
          Cost of sales  . . . . . . . . .    21,743     27,688     34,019
          Selling  . . . . . . . . . . . .     6,002      7,664      7,176
          Interest . . . . . . . . . . . .    13,610     15,808     16,394
          General and administrative . . . 6,450 7,871 7,796 Loss on impairment of notes and
            receivables  . . . . . . . . .        --         --     18,442
          Write-off of registration costs         --         --         --
          Senior living operating expenses        --         --         --

          Officers' compensation(1)  . . .     1,200      1,200      1,200
                                               2,290      2,620      3,331
          Depreciation and amortization  .    ------     ------     ------
                                              51,295     62,851     88,358
          Total Costs and Expenses  . . . .   ======     ======     ======
          Net income (loss) . . . . . . . .   (4,647)     5,811    (23,321)
          Pro-forma income tax provision
          (benefit)(2)  . . . . . . . . . .   (1,859)     2,324         --
                                              ------     ------     ------
                                             $(2,788)    $3,487   $(23,321)
     Pro-forma net income (loss)(2)  . . .    ======     ======     ======

     Pro-forma earnings (loss) per             $(.19)       $.23   $(1.55)
        common share (basic and diluted)(2)   ======     ======     ======
     Pro-forma weighted average               15,000     15,000     15,000
        common shares used . . . . . . . .    ======     ======     ======

     OTHER DATA:

     Senior living communities                    24         28         31
        operated (end of period) . . . . .    ======     ======     ======
     Number of units (end of                   3,683      4,164      4,480
        period)  . . . . . . . . . . . . .    ======     ======     ======
                                               89.3%       94.7%    91.3%
     Average occupancy percentage (3)         ======      ======   ======

                                             YEARS ENDED JANUARY 31
                                             ----------------------
                                                 1998         1999
                                                 ----         ----

     STATEMENT OF OPERATIONS DATA:
     Revenues:
          Sales  . . . . . . . . . . . . .      $38,135      $58,010
          Syndication fee income . . . . .        7,923        7,283
          Deferred income earned . . . . .        7,254        3,701
          Interest income  . . . . . . . .       12,051       12,349
          Property management fees from
            related parties  . . . . . . .        3,684        3,219
          Equity in earnings from
            partnerships . . . . . . . . .          541          685
          Senior living revenues . . . . .           --        5,093
                                                  4,683        1,350
          Other income . . . . . . . . . .       ------      -------
                                                 74,271       91,690
          Total Revenues . . . . . . . . .       ======      =======
     Costs and expenses:

          Cost of sales  . . . . . . . . .       33,635       53,547
          Selling  . . . . . . . . . . . .        7,602        6,335
          Interest . . . . . . . . . . . .       19,409       22,066
          General and administrative . . .        8,437       10,388
          Loss on impairment of notes and
            receivables  . . . . . . . . .           --           --
          Write-off of registration costs         3,107           --
          Senior living operating expenses           --        6,098
          Officers' compensation(1)  . . .        1,200        1,200
                                                  3,340        5,032
          Depreciation and amortization  .       ------      -------
                                                 76,730      104,666
          Total Costs and Expenses  . . . .      ======      =======
          Net income (loss) . . . . . . . .      (2,459)     (12,976)
          Pro-forma income tax provision
          (benefit)(2)  . . . . . . . . . .          --           --
                                                 ------      -------
                                               $(2,459)    $(12,976)
     Pro-forma net income (loss)(2)  . . .       ======      =======
     Pro-forma earnings (loss) per
        common share (basic and                  $(.16)       $(.74)
        diluted)(2)  . . . . . . . . . . .       ======      =======
     Pro-forma weighted average                  15,000       17,455
        common shares used . . . . . . . .       ======      =======

     OTHER DATA:

     Senior living communities                       37           47
        operated (end of period) . . . . .       ======      =======

     Number of units (end of                      5,261        6,591
        period)  . . . . . . . . . . . . .       ======      =======
                                                  93.3%        89.1%
     Average occupancy percentage (3)            ======      =======

                                                  AS OF JANUARY 31,
                                           ---------------------------
                                            1995       1996      1997
                                            ----       ----      ----
     BALANCE SHEET DATA:
       Cash and cash equivalents . . . . $ 10,950  $ 17,961   $ 14,111
       Notes and receivables-net . . . .  220,482   224,204    222,399

       Total assets  . . . . . . . . . .  248,553   260,023    261,661
       Total liabilities . . . . . . . .  217,879   225,238    229,658
       Stockholders' equity  . . . . . .   30,674    34,785     32,003

                                              AS OF JANUARY 31,
                                              -----------------
                                              1998         1999
                                              ----         ----
     BALANCE SHEET DATA:

       Cash and cash equivalents . . . .    $ 11,964     $ 22,784
       Notes and receivables-net . . . .     231,140      227,104
       Total assets  . . . . . . . . . .     295,799      319,314
       Total liabilities . . . . . . . .     269,387      283,588
       Stockholders' equity  . . . . . .      26,412       35,726


       -------------------------

          (1) John Luciani and Bernard M. Rodin, the Chairman of the Board and President, respectively, of the Company received dividends and distributions from the Company's predecessors but did not receive compensation. Officers' Compensation is based upon the aggregate compensation currently received by such officers, $600 a year for each such officer. Amounts received by such officers in excess of such amounts are treated as distributions for purposes of the Company's financial statements. In fiscal 1994 through fiscal 1997, such officers also received $943; $850, $397 and $1,566 each respectively as a distribution. See "Management."

          (2) The Company's predecessors were Sub-chapter S corporations and a partnership. The pro forma statement of operations data reflects provisions for federal and state income taxes as if the Company had been subject to federal and state income taxation as a C corporation during the years ended January 31, 1995 and January 31, 1996.

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

               Forward-looking statements made by the Company are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed in, or implied by, the forward-looking statements. These forward-looking statements include, among others, statements concerning the Company's revenue and cost and expense trends, the number and economic impact of anticipated acquisitions and new developments, planned capital expenditures and financing needs and availability. Investors or other users of the forward-looking statements are cautioned that such statements are not a guarantee of future performance by the Company and that such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. In addition to other factors and matters discussed elsewhere herein, the following are some, but not all, of the important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward looking statements:

               1. The ability of the Company to service its substantial debt obligations.

               2. The ability of the Company to pay Management Contract Obligations from the cash flow generated by the Syndicated Communities and the impact of the terms of future Syndications.

               3. The need for the Company to utilize cash from operations and obtain additional financing to pursue its Development Plan.

               4. The Company's ability to identify and Syndicate suitable acquisition opportunities, a significant source of revenues for the Company.

               5. The Company's ability to identify suitable development opportunities, pursue such opportunities, complete development, lease-up and effectively operate the Development Communities.

               6. The ability of the Company to obtain sufficient joint venture capital for its Development Program on favorable terms, anticipated to be a significant source of revenues for the Company.

               7. The impact of mortgage defaults and/or foreclosures relating to Multi-Family Properties (as defined below) on the Company's ability to collect on its Multi-Family Notes (as defined below).

               8. Governmental regulatory actions and initiatives, including without limitation, those relating to healthcare laws, benefitting disabled persons, government mortgage insurance and subsidy programs, environmental requirements and safety requirements.
               9. The ability to attract seniors with sufficient resources to pay for the Company's services.

               10. Changes in anticipated construction costs, operating expenses and start-up losses relating to the Company's new Development Plan.

               11. Unanticipated delays in the Company's Development Plan including, without limitation, permitting, licensing and construction delays.

               12. Changes in general economic conditions, including, but not limited to, factors particularly affecting real estate and the capital markets including, but not limited to, changes in interest rates.

               13. Changes in operating costs of senior living communities, including without limitation, staffing and labor costs.

               14. The Company's ability to attract and retain qualified personnel.

               15. Competitive factors affecting the long-term care services industry.

               16. The potential recourse and guarantee obligations of the Company, including, without limitation, the correction of hazardous environmental conditions relating to the mortgage financing of the senior living communities.

               17. The potential liabilities arising from the Company's status as the general partner of Syndicated
                    Communities.

               18.  The potential impact of recent net losses.

               19. The potential impact of computer related Year 2000 problems on the Company's operations, including the ability of the Company and material third parties to identify and/or address all material Year 2000 issues and implement contingency plans.

          OVERVIEW

               The Company is a fully integrated provider of senior living accommodations and services which acquires, develops and manages senior living communities which provide independent and assisted-living services. The Company's revenues have been, and are expected to continue to be, primarily derived from the sales of partnership interests ("Syndications") of partnerships it organizes to acquire existing senior living communities ("Syndicated Communities") . The Company has established a new development program (the "Development Plan") pursuant to which it is building new senior living communities which offer independent and assisted living services ("Development Communities"). The Company currently owns the Development Communities pursuant to joint venture arrangements or operates such communities pursuant to long-term leases. To the extent that the Company's Development Plan is successfully implemented, the Company anticipates that the percentage of its revenues derived from Syndications would decrease and the percentage of its revenues derived from the Development Communities would increase and, the Company believes, over time, become the primary source of the Company's revenues. Although the Company has experienced operating losses in the last three fiscal years, the Company expects to report a profit for the first quarter of Fiscal 1999.

                    Historically, the Company has arranged for the acquisition and development of senior living communities and multi-family properties by utilizing mortgage financing and Syndications. The multi-family properties, which were Syndicated by the Company prior to 1986, are not owned or managed by the Company. Such properties are owned by their respective Owning Partnerships and are managed by third party managing agents. The senior living communities Syndicated by the Company since 1986 are managed by the Company but are owned by the respective Owning Partnerships and not by the Company.

               Future revenues, if any, of the Company relating to previously Syndicated Communities would primarily arise in the form of (i) deferred income earned on the sale of the Purchased Interests in the related Owning Partnerships, (ii) management fees, (iii) amounts payable by the Investing Partnerships to the Company in the event of the subsequent sale or refinancing of such communities, (iv) interest income on purchase notes receivable, and (v) earnings derived from the Company's equity interests in Owning Partnerships and Investing Partnerships. Future revenues, if any, of the Company relating to future Syndicated Communities would primarily arise from any initial profit recognized upon completion of the Syndication and from the same items listed in the previous sentence.

               The Company intends to continue to arrange for future acquisitions of existing senior living communities by utilizing mortgage financing and by arranging Syndications, and anticipates that between six and twelve communities will be acquired and Syndicated in this manner during the next two years. Future Syndications will require the allocation of funds generated by the Company to cover the Company's initial costs relating to the Syndication transactions (primarily any funds required to acquire the property above the amounts received from the mortgage financing obtained, the costs of any improvements to the property deemed necessary and the costs associated with arranging for the sale of the partnership interests). The Company typically pays these costs from the proceeds it receives from its sale of the Purchased Interests to the Investing Partnership. In addition, future Syndications may require the allocation of the Company's funds to satisfy any associated Management Contract Obligations (including payment of required returns for distribution to limited partners) that are not funded from the respective property's operations.

               The Company continually seeks senior living communities which it deems are good acquisition prospects. In deciding which properties it has and will acquire, the Company's senior management exercises its business judgement to determine which properties are good acquisition candidates and what constitutes an acceptable purchase price. There are no fixed criteria for these decisions, but rather, a number of factors are considered, including the size, location, occupancy history, physical condition, current income and expenses, quality of current management, local demographic and market conditions, existing competition and proposed entrants to the market.

           .   Sales.  Income from sales of general partnership interests in Owning Partnerships is recognized when the profit on the transaction is determinable, that is, the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. The Company determines the collectibility of the sales price by evidence supporting the buyers' substantial initial and continuing investment in the purchased property as well as other factors such as age, location and cash flow of the underlying property.

           .   Syndication Fee Income.  The Company earns Syndication fee income equal to the expenses of the Syndication which include commissions.

           .   Deferred Income Earned.  The Company has deferred income on sales to Investing Partnerships of interests in Owning Partnerships. The Company has arranged for the Syndications of Investing Partnerships which were formed to acquire controlling interests in Owning Partnerships which own senior living communities ("Senior Living Owning Partnerships"). In a typical Syndication, the Company enters into a management contract with the Senior Living Owning Partnership, pursuant to which the Company is required to pay, for a five-year period, any Management Contract Obligations not paid from cash flow from the related property. The amount of deferred income for each property is calculated in a multi-step process. First, based on the property's cash flow in the previous fiscal year, the probable cash flow for the property for the current fiscal year is determined and that amount is initially assumed to be constant for each remaining year of the Management Contract Obligations period (the "Initial Cash Flow"). The Initial Cash Flow is then compared to the Management Contract Obligations for the property for each remaining year of the five-year period. If the Initial Cash Flow exceeds the Management Contract Obligations for any fiscal year, the excess Initial Cash Flow is added to the assumed Initial Cash Flow for the following fiscal year and this adjusted Initial Cash Flow is then compared to the Management Contract Obligations for said following fiscal year. If the Initial Cash Flow is less than the Management Contract Obligations for any fiscal year, a deferred income liability is created in an amount equal to such shortfall and no adjustment is made to the Initial Cash Flow for the following year. As this process is performed for each property on a quarterly basis, changes in a property's actual cash flow will result in changes to the assumed Initial Cash Flow utilized in this process and will result in increases or decreases to the deferred income liability for the property. Any deferred income liability created during a period increases the cost of sales for that period. The payment of the Management Contract Obligations, however, will generally not result in the recognition of expense unless the property's actual Cash Flow for the year is less than the Initial Cash Flow for the year, as adjusted, and as a result thereof, the amount paid by the Company in respect of the Management Contract Obligations is greater than the amount assumed in establishing the deferred income liability (such excess amount expended during any period is included as a component of cost of sales for that period). If, however, the property's actual cash flow is greater than the Initial Cash Flow for the period, as adjusted, the Company's earnings will be enhanced by the recognition of deferred income earned and, to the extent cash flow exceeds Management Contract Obligations, incentive management fees. The Company recognized such incentive management fees in the amount of $1.2 million, $2.8 million and $2.2 million for the years ended January 31, 1997, 1998 and 1999, respectively.

               The Company accounts for the pre-1986 Syndication of Investing Partnerships which were formed to acquire controlling interests in Owning Partnerships which own Multi-Family Properties ("Multi-Family Owning Partnerships") under the installment method. Under the installment method the gross profit was determined at the time of sale. The revenue recorded in any given year would equal the cash collections multiplied by the gross profit percentage. At the time of the sale, the Company deferred all future income to be recognized on each of these transactions. Losses on these properties are recognized immediately upon sale. Syndications relating to Multi-Family Owning Partnerships account for 86% of the Company's deferred income.

           .   Interest Income.  The Company has notes receivable with
          respect to Purchase Notes arising from the post-1986 Syndication of senior living communities ("Senior Living Notes"). Such Senior Living Notes have stated interest rates ranging from 11% to 13.875% per annum and are due in installments over five years from the date the Investing Partnership acquired its interest in the Senior Living Owning Partnership. Each Senior Living Note represents senior indebtedness of the related Investing Partnership and is collateralized by the Investing Partnership's interest in the Senior Living Owning Partnership that owns the related senior living community. These properties generally are encumbered by mortgages. The mortgages generally bear interest at rates ranging from 7.27% to 10.50% per annum. The mortgages generally are collateralized by a mortgage lien on the related senior living communities. Principal and interest payments on each Senior Living Note also are collateralized by the investor notes payable to the Investing Partnership to which the limited partners are admitted. The Company also recognizes interest income relating to interest earned on cash and government securities.

               The Company also has notes receivable with respect to Purchase Notes ("Multi-Family Notes") arising from the pre-1986 Syndication of multi-family properties (the "Multi-Family Properties"). Such Multi-Family Notes generally have maturity dates ranging from ten to fifteen years from the date the partnership interests were sold. Eighty-four of the 157 Multi-Family Notes have reached their final maturity dates and, due to the inability, in view of the current cash flows of the Multi-Family Properties, to maximize the value of the underlying property at such maturity dates, either through a sale or refinancing, these final maturity dates have been extended by the

          Company. The underlying Multi-Family Properties relating to two extended Multi-Family Notes were refinanced and the underlying properties relating to eight previously extended Multi-Family Notes were sold as of January 31, 1999. During the period such notes are extended, the Company will continue to receive the cash flow and sale or refinancing proceeds, if any, generated by the underlying properties. The Company expects that it may need to extend maturities of other Multi-Family Notes. The notes represent senior indebtedness of the related Investing Partnership and typically are collateralized by a 99% partnership interest in the Multi-Family Owning Partnership that owns the related Multi-Family Property. These properties are encumbered by mortgages, which generally bear interest at rates ranging from 7% to 12% per annum. The mortgages are typically collateralized by a mortgage lien on the related Multi-Family Property.
          Interest payments on each Multi-Family Note also are collateralized by the related investor notes.

           .   Property Management Fees.  Property management fees earned for services provided to related parties are recognized as revenue when related services have been performed.

           .   Equity in Earnings from Partnerships.  The Company accounts for its interests in limited partnerships under the equity method of accounting. Under this method the Company records its share of income and loss of the entity based upon its general partnership interest. Fifty percent interests in four of the Development Communities owned by the Company on January 31, 1999, have subsequently been sold to a third party pursuant to joint venture arrangements. The Company intends to enter into similar joint venture arrangements regarding the other Development Communities developed pursuant to its Development Plan. As of January 31, 1999, all of the Company's Development Communities were wholly-owned and consolidated into its consolidated financial statements. To the extent that the Company enters into such joint venture arrangements, such Development Communities will no longer be so consolidated. Instead, the Company's investment in such Development Communities will be reflected under the equity basis of accounting.

           .   Senior Living Revenues. Senior living revenues represent the income earned from consolidated or leased Development
          Communities.


          RESULTS OF OPERATION

           .   Revenues - Overview

               Total revenues for the year ended January 31, 1999 ("Fiscal 1998") were $91.7 million as compared to $74.3 million for the year ended January 31, 1997 ("Fiscal 1997"), representing an increase of $17.4 million or 23.4%. Total revenues for Fiscal 1997 were $74.3 million compared to $65.0 million for the year ending January 31, 1997 ("Fiscal 1996"), representing an increase of $9.3 million or 14.3%.

           .   Syndication Communities

               Revenues from this segment are derived from sales of general partnership interests in Owning Partnerships to Investing Partnerships, recognition of deferred income with respect to such sales of general partnership interests, interest on Purchase Notes received by the Company from such Investing Partnerships as part of the purchase price paid for such general partnership interests, property management fees received by the Company and the Company's share of income and loss of the entities based upon its retained general partnership interest.

                                                     JANUARY 31,
                                            -----------------------------
                                             1997       1998       1999
                                             ----       ----       ----

           Sales . . . . . . . . . . . .    $36,021    $38,135    $31,616

                                                     JANUARY 31,
                                            -----------------------------

           Syndication fee income  . . .      7,690      7,923      7,283
           Deferred income earned  . . .      4,093      6,140      2,913
           Interest income . . . . . . .      7,054      4,768      4,204
           Property management fees from
              related parties  . . . . .      2,093      3,684      3,219
           Equity in earnings from              423        541        685
              partnerships . . . . . . .     ------     ------     ------
                                             57,374     61,191     49,920
           Total revenues  . . . . . . .     ======     ======     ======
           Cost of sales . . . . . . . .     34,019     33,635     31,019
           Selling . . . . . . . . . . .      6,634      6,945      5,656
           Interest expense  . . . . . .      3,493      4,945      4,152

           General and administrative  .      6,877      6,951      5,656
           Officers' compensation  . . .      1,059        989        653
                                                319        363        490
           Depreciation and amortization     ------     ------     ------
                                             52,401     53,828     47,626
           Total costs and expenses  . .     ------     ------     ------
                                            $ 4,973    $ 7,363    $ 2,294
           Net income  . . . . . . . . .     ======     ======     ======

               Sales for Fiscal 1998 were $31.6 million as compared to $38.1 million for Fiscal 1997, representing a decrease of $6.5 million, or 17.1%. The decrease was attributable to the sale of fewer partnership units in Fiscal 1998 as compared to Fiscal 1997. Sales for Fiscal 1997 was $38.1 million as compared to $36.0 million in Fiscal 1996, representing an increase of $2.1 million, or 5.8%. The increase was attributable to the sale of a greater number of partnership units in Fiscal 1997 as compared to Fiscal 1996.

               The primary factors that affect the number of partnership units available for sale are ( i) the availability of senior living communities for Syndications, (ii) the terms of the Syndications and (iii) the initial cash flow of the senior living communities being Syndicated. More favorable Syndication terms along with a greater initial cash flow of the Syndicated Communities will yield a greater number of units available to be sold. Syndication terms become more favorable for the Company if there is an increase in the ratio of (a) the purchase price paid to the Company by the Investing Partnership for its interest in the Operating Partnership, to (b) the initial cash flow of the Syndicated Community. The Syndications completed in Fiscal 1998 had less favorable terms, as offset by greater initial cash flows of the Syndicated Communities, than the Syndications completed in Fiscal 1997. The Syndications completed in Fiscal 1997 had more favorable terms, as offset by slightly less initial cash flows of the Syndicated Communities than the Syndications completed in Fiscal 1996.

               Syndication fee income for Fiscal 1998 was $7.3 million as compared to $7.9 million for Fiscal 1997, representing a decrease of $600,000 or 7.6%. The decrease was attributable to less commissions and professional fees paid on a lower sales volume in Fiscal 1998 as compared to Fiscal 1997. Syndication fee income for Fiscal 1997 did not materially change as compared to Fiscal 1996.

               Deferred income earned in Fiscal 1998 was $2.9 million as compared to $6.1 million in Fiscal 1997, representing a decrease of $3.2 million, or 52.5%. The decrease is attributable to the cash flows generated by Syndicated Communities during Fiscal 1998 exceeding the estimates used to establish deferred income liabilities in Fiscal 1998 to a lesser degree than such cash flows exceeded estimates in Fiscal 1997. Deferred income earned for Fiscal 1997 was $6.1 million as compared to $4.1 million for Fiscal 1996, representing an increase of $2.0 million or 48.8%. The increase is attributable to the cash flows generated by Syndicated Communities during Fiscal 1997 exceeding the estimates used to establish deferred income liabilities in Fiscal 1997 to a greater degree than such cash flow exceeded estimates in Fiscal 1996.

               Interest income for Fiscal 1998 was $4.2 million as compared to $4.8 million in Fiscal 1997, representing a decrease of $600,000, or 12.5%. The decrease is attributable to less interest recognized on Senior Living Notes in Fiscal 1998 as compared to Fiscal 1997 due to (i) sale of fewer partnership units and (ii) an increase in percentage of prepayments received from the purchasers of limited partnership units. Interest income for Fiscal 1997 was $4.8 million as compared to $7.1 million for Fiscal 1996, representing a decrease of $2.3 million or 32.4%. The decrease is attributable to (i) the accelerated receipt of interest payments on Senior Living Notes in Fiscal 1996 due to the receipt of proceeds from the refinancing of a number of Syndicated Communities (which includes the initial mortgage financing of certain Syndicated Communities that had been previously acquired without a mortgage) in March 1996, which reduced interest payments that otherwise would have been received in Fiscal 1997, and (ii) a reduction of interest income due to the refinancings of certain Syndicated Communities which resulted in the prepayment of mortgages which were previously assets of the Company.

               Property management fees from related parties for Fiscal 1998 was $3.2 million as compared $3.7 million in Fiscal 1997, representing a decrease of $500,000, or 13.5%. The decrease was attributable to the cash flows from the Syndicated Communities exceeding the cash flow necessary to pay the specified rate of return to the limited partners to a lesser extent in Fiscal 1998 as compared to Fiscal 1997. Property management fees from related parties for Fiscal 1997 was $3.7 million as compared to $2.1 million for Fiscal 1996, representing an increase of $1.6 million or 76.2%. The increase is primarily attributable to the cash flows from the Syndicated Communities exceeding cash flow necessary to pay the specified rate of return to the limited partners in Fiscal 1997 to a greater extent than in Fiscal 1996.

               Cost of sales (which includes (i) the cash portion of the purchase price for Syndicated Communities plus related transaction costs and expenses, (ii) any payments with respect to Management Contract Obligations other than payments relating to previously established deferred income liabilities and (iii) any increases in deferred income liabilities established in the relevant periods) for Fiscal 1998 was $31.0 million as compared to $33.6 million for Fiscal 1997, representing a decrease of $2.6 million, or 7.7%. The decrease is attributable to a reduction in the aggregate cash portion of the purchase price plus related transaction costs and expenses paid for the Syndicated Communities due to more favorable terms for the acquisition of the Syndicated Communities (in view of the relationship between the cumulative initial cash flows generated by the properties and the cumulative purchase prices paid for such properties) as partially offset by increased funding of Management Contract Obligations in Fiscal 1998 as compared to Fiscal 1997. Cost of sales for Fiscal 1997 did not materially change as compared to Fiscal 1996. Cost of Sales and selling expenses (as described below) as a percentage of sales and syndication fee income was 94.3% in Fiscal 1998 as compared to 88.1% in Fiscal 1997. The increase is attributable to sales and syndication fee income decreasing more than the decrease in cost of sales and selling expenses. Cost of sales and selling expenses as a percentage of sales and syndication fee income was 88.1% in Fiscal 1997 as compared to 93.0% in Fiscal 1996. The decrease is attributable to sales and syndication fee income increasing and cost of sales and selling expenses decreasing.

                Several factors, including the decline of the real estate market in the late 1980's and early 1990's, which resulted in a number of distressed property sales and limited competition from other prospective purchasers, allowed the Company to acquire existing senior living communities at such time on relatively favorable terms. Mortgage financing, however, was generally either not available or available only on relatively unattractive terms during this period, which made acquisitions more difficult because they either required large outlays of cash or the use of mortgage financing on relatively unfavorable terms. Several factors have contributed towards a trend to less favorable terms for acquisitions of senior living communities, including a recovery in the market for senior living communities and increased competition from other prospective purchasers of senior living communities. Although the Company acquired senior living communities on more favorable terms in Fiscal 1998 as compared to Fiscal 1997, the Company acquired senior living communities on less favorable terms in Fiscal 1997 as compared to Fiscal 1996 and the Company believes that the general trend towards less favorable acquisition terms experienced in the years immediately prior to Fiscal 1998 will continue in the future. In recent years, however, the Company has been able to obtain mortgage financing for a greater percentage of the purchase price and with more favorable terms (i.e., lower interest rates and longer amortization periods) than in previous years. This factor, combined with an overall reduction of interest rates, has partially offset the factors that have led to more unfavorable acquisition terms. A significant change in these or other factors (including, in particular, a significant rise in interest rates) could prevent the Company from acquiring and Syndicating senior living communities on terms favorable enough to offset the start-up losses of the Development Communities as well as the Company's debt service obligations, Management Contract Obligations and overhead expenses.

               Selling expenses for Fiscal 1998 was $5.7 million as compared to $6.9 million for Fiscal 1997, representing a decrease of $1.2 million, or 17.3%. The decrease is attributable to lower commissions paid on a lower sales volume for Syndications completed in Fiscal 1998 as compared to Fiscal 1997. Selling expenses for Fiscal 1997 did not materially change as compared to Fiscal 1996.

           .   Multi-Family Properties

               Revenues from this segment are comprised of sales of the underlying Syndicated Multi-Family Properties or controlling interests therein, interest income on the Multi-Family Notes and recognition of deferred income from such Syndications, which income is being recognized on the installment method.


                                                    JANUARY 31,
                                            ---------------------------
                                             1997      1998        1999
                                             ----      ----        ----
           Sales . . . . . . . . . . . .  $    --  $     --     $26,394
           Deferred income earned  . . .      944     1,114         788
           Interest income . . . . . . .    6,719     7,283       7,317
           Other Income  . . . . . . . .      --      4,683          --
                                            -----    ------      ------
           Total Revenues  . . . . . . .    7,663    13,080      34,499
                                            =====    ======      ======
           Cost of Sales . . . . . . . .       --        --      22,528
           Selling . . . . . . . . . . .      542       657         679
           Interest expense  . . . . . .   12,752    13,778      14,887
           General and administrative  .      919     1,486       3,908
           Officers compensation . . . .      141       211         452
           Loss on impairment of notes
             and receivables . . . . . .   18,442        --          --

           Depreciation and amortization    2,947     2,770       3,591
                                           ------    ------      ------
           Total costs and expenses  . .   35,743    18,902      46,045
                                           ------    ------      ------
           Net loss  . . . . . . . . . . $(28,080)  $(5,822)   $(11,546)
                                           ======    ======      ======

               In Fiscal 1998, one Multi-Family Property and controlling interests in eight Multi-Family Owning Partnerships were sold to third parties, resulting in the Company recognizing sales proceeds of $26.4 million. The costs associated with these sales were $22.5 million. The Company succeeded to these interests by acquiring the collateral securing the related Multi-Family Note upon such Notes becoming due without being paid and concurrently selling such collateral to third parties. A significant portion of the sales proceeds were generated from the sales to a single unrelated third party. There were no such sales in Fiscal 1997 or Fiscal 1996.

               Interest income in Fiscal 1998 did not change as compared to Fiscal 1997. Interest income in Fiscal 1997 was $7.3 million as compared to $6.7 million in Fiscal 1996, representing an increase of $600,000, or 8.9%. The increase is primarily attributable to increased interest payments received as a result of the receipt of excess proceeds from the refinancing of the mortgage debt on four Multi-Family Properties in Fiscal 1997 as compared to the interest payment received as a result of excess proceeds received as a result of a mortgage debt restructuring on one Multi-Family Property in Fiscal 1996.

               The Company realized non-cash other income of $4.7 million in Fiscal 1997 as compared to no other income in Fiscal 1998 or Fiscal 1996. Two Protected Partnerships (as defined below) successfully emerged from their bankruptcy proceedings in Fiscal 1997 by paying off their mortgages at a discount with the proceeds of new mortgage financings, resulting in these properties having current, fully performing mortgages. This allowed the Company to recognize other income of $3.1 million. Approximately $1.0 million of this non-cash income resulted from the reduction of certain previously established reserves associated with the Company's notes and receivables. The remaining $600,000 of this income resulted from the write-off of liabilities which are no longer required.

               The Company realized a non-cash loss on impairment of notes and receivables of $18.4 million in Fiscal 1996 as compared to no such loss for Fiscal 1998 or Fiscal 1997. This loss is based upon a reduction in the recorded value, net of deferred income and reserves, of the Multi-Family Notes and the "Other Partnership Receivables" relating to the Protected Partnerships, as defined below. As a result of the transfers by the Principal Stockholders and one of their affiliates of additional assets to the Investing Partnerships which issued such Multi-Family Notes, the Company recorded a contribution to capital of $21.3 million in Fiscal 1996.

               In Fiscal 1996, nine Multi-Family Owning Partnerships, which were in default on their mortgages, filed petitions seeking protection from foreclosure under Chapter 11 of the U.S. Bankruptcy Code. In addition, one Multi-Family Owning Partnership surrendered its property pursuant to an uncontested foreclosure sale of such property (this Multi-Family Owning Partnership, along with the nine Multi-Family Owning Partnerships that filed bankruptcy petitions, are referred to herein as the "Protected Partnerships"). Seven of the Chapter 11 petitions resulted in the respective Protected Partnerships losing their properties through foreclosure or voluntary conveyances of their properties. The remaining two Protected Partnerships successfully emerged from their bankruptcy proceedings by paying off their mortgages at a discount with the proceeds of new mortgage financings, resulting in these properties having current, fully performing mortgages. Fourteen Multi-Family Owning Partnerships are currently in default on their mortgages. HUD has recently taken steps to foreclose on four of the defaulted mortgages, but the relevant Multi-Family Owning Partnerships are negotiating with HUD to obtain workout agreements or mortgage restructurings to cure those defaults. It is possible that the fourteen Multi-Family Owning Partnerships currently in default on their mortgages will also file Chapter 11 Petitions or lose their properties through foreclosure. In addition, there can be no assurance that other Multi-Family Owning Partnerships will not default on their mortgages, file Chapter 11 Petitions, and/or lose their properties through foreclosure. As of January 31, 1999, the recorded value, net of deferred income, of the Multi-Family Notes and the related advances held by the Company relating to these fourteen Multi-Family Owning Partnerships was $29.7 million. The Company has established reserves of $10.1 million to address the possibility that these Multi-Family Notes and related advances may not be collected in full. One of these fourteen remaining Multi-Family Owning Partnerships whose mortgage is in default has had its application to refinance its mortgage loan accepted and believes that the refinancing will close. Other Multi-Family Owning Partnerships intend to cure their mortgage defaults by refinancing their mortgages in the future, although there can be no assurance that this will be the case . The Company neither owns nor manages the Multi-Family Properties, nor is it the general partner of any Multi-Family Owning Partnerships but rather merely holds the related Multi-Family Notes and other receivables relating to Multi-Family Properties as receivables. The Company, therefore, has no liability in connection with these mortgage defaults or bankruptcy proceedings. Furthermore, it should be noted that in Fiscal 1998 and previous years, six Multi-Family Owning Partnerships whose mortgages had been in default cured these defaults by refinancing their mortgage debt with new mortgages and now have fully performing mortgages.

           .   DEVELOPMENT COMMUNITIES

                                                     JANUARY 31,
                                             --------------------------
                                             1997        1996      1999
                                             ----        ----      ----
           Senior living revenues  . . .      $--         $--    $5,093
           Other income  . . . . . . . .       --          --     1,350
           Interest income . . . . . . .       --          --       828
                                             ----       -----    ------
           Total revenues  . . . . . . .       --          --     7,271
                                             ====       =====   =======
           Senior living operating
             expenses  . . . . . . . . .       --          --     6,098
           Interest expense  . . . . . .      149         686     3,027
           General and administrative  .       --          --       824
           Write off of registration
             costs . . . . . . . . . . .       --       3,107        --
           Officers compensation . . . .       --          --        95
           Depreciation and amortization       65         207       951
                                             ----       -----    ------
           Total costs and expenses  . .      214       4,000    10,995
                                             ----       -----    ------
           Net loss  . . . . . . . . . .    $(214)    $(4,000)  $(3,724)
                                             ====       =====    ======


               Pursuant to the Company's Development Plan, seven Development Communities were placed in service during Fiscal 1998. The Company recognized senior living revenues and operating expenses of $5.1 million and $6.1 million, respectively. None of the Development Communities had been completed in Fiscal 1997 or Fiscal 1996.

               Other income was $1.4 million in Fiscal 1998. In Fiscal 1998, the Company earned developer's fees in connection with the four Development Communities which are owned by a third party and which the Company operates pursuant to long-term leases. There was no other income in Fiscal 1997 or Fiscal 1996.

               Interest income of $800,000 for Fiscal 1998 represents interest earned on the Company's net proceeds from its initial public offering, which proceeds are being used primarily for the Company's Development Plan. There was no interest income in Fiscal 1996 or Fiscal 1997.

               The Company expensed approximately $3.1 million of costs relating to a proposed initial public offering of equity securities in Fiscal 1997. Such costs were incurred prior to April 30, 1997.

          Expenses-Overview

               The following expenses were allocated to each segment for reporting purposes based upon gross revenues or gross assets based upon the particular expense. The Company, however, does not view these expenses as segment related but rather on a Company wide basis.

               General and administrative expenses for Fiscal 1998 was $10.4 million as compared to $8.4 million for Fiscal 1997, representing an increase of $2.0 million or 23.8%. The increase is primarily attributable to increases in salary costs, professional fees and other office costs in arranging for the acquisition of the Company's portfolio of Syndicated Communities, in managing the Company's portfolio of Syndicated Communities and in developing and managing the Company's portfolio of Development Communities which portfolios, in the aggregate, were larger in Fiscal 1998 than in Fiscal 1997. General and administrative expenses were $8.4 million in Fiscal 1997 as compared to $7.8 million for Fiscal 1996, representing an increase of $600,000 or 7.6%. The increase is attributable to increases in professional fees, salary costs and other office expenses in managing and arranging for the acquisition of the Company's portfolio of Syndicated Communities which increased in Fiscal 1997, as partially offset by the capitalization of expenses relating to the implementation of the Company's Development Plan.

               Interest expenses was $22.1 million in Fiscal 1998 as compared to $19.4 million in Fiscal 1997, representing an increase of $2.7 million or 13.9% The increase is primarily attributable to (i) the increase in principal amount of debt and the interest rates related to such debt in Fiscal 1998 as compared to Fiscal 1997, and (ii) interest on construction loans payable on the three Development Communities placed in service in Fiscal 1998 (which the Company owned directly as of January 31, 1999, but which the Company now owns pursuant to joint venture arrangements) which construction loan interest was capitalized in Fiscal 1997 as these communities were under construction in Fiscal 1997. Interest expense for Fiscal 1997 was $19.4 million as compared to $16.4 million in Fiscal 1996, representing an increase of $3.0 million or $18.2%. The increase is attributable to an increase in principal amount of debt and an increase in interest rates for such debt during Fiscal 1997 as compared to Fiscal 1996, as partially offset by the elimination of certain of the Company's mortgage debt due to the refinancing of three Syndicated Communities in Fiscal 1996. Interest expense includes interest on debentures ("Debenture Debt") which are secured by Multi-Family Notes (the "Purchase Note Collateral"). During Fiscal 1998 and Fiscal 1997, the Debenture Debt had an average interest rate of 11.8% and 12.05%, respectively. Interest expense with respect to such debt for Fiscal 1998 and Fiscal 1997 was $8.0 million and $8.4 million, respectively. During Fiscal 1997 and Fiscal 1996, the Debenture Debt had an average interest rate of 12.05%. Interest expense with respect to such debt for Fiscal 1997 and Fiscal 1996 was $8.4 million and $9.2 million, respectively. In structuring the Debenture Debt, the cash flow generated by the Purchase Note Collateral was not expected to fully fund the amount necessary to pay interest on the Debenture Debt. During Fiscal 1996 through Fiscal 1999, the cash flow generated by the Purchase Note Collateral was less than the amount required to pay interest on the Debenture Debt.

               Depreciation and amortization consists of (i) amortization of deferred loan costs incurred in connection with debt issuances, (ii) amortization of leasehold costs incurred in connection with four Development Communities which the Company operates pursuant to long-term leases, and (iii) depreciation of building, furniture and equipment of three Development Communities the Company owned directly at January 31, 1999 but which the Company now owns pursuant to joint venture arrangements. Depreciation and amortization was $5.0 million in Fiscal 1998 as compared to $3.3 million in Fiscal 1997, representing an increase of $1.7 million or 51.5%. The increase is attributable to (i) the increase in amortization of deferred loan costs due to additional Debenture Debt and unsecured debt incurred by the Company, (ii) the amortization of leasehold costs associated with the four Development Communities operated by the Company pursuant to long-term leases, and (iii) the depreciation of buildings, furniture and equipment associated with the three Development Communities owned directly by the Company as of January 31, 1999, but which the Company now owns pursuant to joint venture arrangements, which communities were not completed in Fiscal 1997. Depreciation and amortization for Fiscal 1997 did not change as compared to Fiscal 1996.

          LIQUIDITY AND CAPITAL RESOURCES

               The Company historically has financed operations through cash flow generated by operations, Syndications and borrowings consisting of Investor Note Debt, Unsecured Debt, Mortgage Debt and Debenture Debt. Now that the Company has completed development of seven Development Communities, the ownership and/or operation of these communities is an additional source of cash flow. The Company's principal liquidity requirements are for payment of operating expenses, costs associated with development of Development Communities, debt service obligations, and Management Contract Obligations.

               Cash flow used by operating activities for Fiscal 1998 was $9.1 million and were comprised of ( i ) net loss of $13.0 million, plus (i) adjustments for non-cash items of $1.3 million plus (iii) the net change in operating assets and liabilities of $2.6 million. The adjustments for non-cash items is comprised of depreciation and amortization of $5.0 million offset by deferred income earned of $3.7 million. Cash flows used by operating activities for Fiscal 1997 were $11.3 million and were comprised of (i) net loss of $2.5 million less (ii) adjustments for non-cash items of $5.0 million less (iii) the net change in operating assets and liabilities of $3.8 million. The adjustments for non-cash items is comprised of depreciation and amortization of $3.3 million, plus write-off of registration costs of $3.1 million, offset by deferred income earned of $7.3 million, the reduction of impairment reserves on notes and receivables of $1.0 million and non-cash other income of $3.1 million. Cash flows provided by operating activities for Fiscal 1996 were $2.5 million and were comprised of: (i) net loss of $23.3 million plus (ii) adjustments for non-cash items of $16.7 million plus (iii) the net change in operating assets and liabilities of $9.1 million. The adjustments for non-cash items is comprised of depreciation and amortization of $3.3 million and loss on impairment of receivables of $18.4 million less deferred income earned of $5.0 million.

               Net cash used by investing activities for fiscal 1998 of $22.0 million was comprised of an increase of building, furniture and equipment of $10.8 million, an increase in the cost of the Development Communities the Company is constructing of $10.2 million and the increase in investments in general partner interests in Syndicated Communities of $1.0 million. Net cash used by investing activities for Fiscal 1997 of $20.4 million was comprised of the increase in the cost of Development Communities the Company is currently constructing of $19.5 million and the increase in investments in general partner interests in Syndicated Communities of $900,000. Net cash used by investing activities for Fiscal 1996 of $7.2 million was comprised of the increase in the cost of the Development Communities the Company is currently constructing of $6.7 million and the increase in investments and general partner interests in Syndicated Communities for the period offset by a decrease in investments due to the receipt of distributions of refinancing proceeds by the Company based upon its general partner interests in Syndicated Communities.

               Net cash provided by financing activities for Fiscal 1998 of $41.9 million was comprised of (i) proceeds from the issuance of new debt of $49.2 million less debt repayments of $41.3 million, plus (ii) the proceeds from construction mortgage financing of $12.7 million less (iii) payments of notes payable of $1.5 million, plus (iv) the proceeds of notes payable of $300,000 plus
          (v) the decrease in other assets of $200,000 plus ( vi) the net proceeds of the initial public offering of $22.3 million. Net cash provided by financing activities for Fiscal 1997 of $29.5 million was comprised of (i) proceeds from the issuance of new debt of $63.4 million less debt repayments of $44.2 million plus
          (ii) proceeds from construction mortgage financing of $19.8 million less (iii) payments of notes payable of $400,000 plus
          (iv) increase in notes payable of $4.5 million less (v) the increase in other assets of $13.6 million. Net cash used by financing activities for Fiscal 1996 of $900,000 was comprised of: (i) proceeds from the issuance of new debt of $57.8 million less debt repayments of $55.3 million plus (ii) proceeds from construction mortgage financing of $2.8 million less (iii) payments of notes payable of $200,000 less (iv) distributions paid of $800,000 and less (v) the increase in other assets of $3.4 million due to the capitalization of costs relating to the development and construction of new properties and the issuance of new debt offset by the amortization of loan costs primarily in connection with Debenture Debt.

               At January 31, 1999, the Company had total indebtedness, excluding accrued interest and construction mortgage indebtedness on the Development Communities of $168.8 million, consisting of $69.8 million of Debenture Debt, $72.5 million of Unsecured Debt, $5.0 million of Mortgage Debt and $21.5 million of Investor Note Debt, and the Company had cash and cash equivalents at January 31, 1999 of $22.8 million.

               Of the principal amount of total indebtedness at January 31, 1999 described above, $29.4 million becomes due in the fiscal year ending January 31, 2000; $35.3 million becomes due in the fiscal year ending January 31, 2001; $38.3 million becomes due in the fiscal year ending January 31, 2002; $22.1 million becomes due in the fiscal year ending January 31, 2003; $10.1 million becomes due in the fiscal year ending January 31, 2004, and the balance of $33.6 million becomes due thereafter. Of the amount maturing in the fiscal year ending January 31, 2000, $1.9 million is Investor Note Debt which the Company expects to repay through the collection of investor notes. The balance, approximately $27.5 million, includes $7.9 million of Debenture Debt and $19.6 million of Unsecured Debt. The Company expects to repay (i) a portion of this debt with funds generated by the Company's business operations, and (ii) the balance of the indebtedness through the issuance of new debt.

               During the fiscal years ended January 31, 1998 and January 31, 1999, respectively, first mortgage loans were obtained to finance approximately 80% of the cost of developing six Development Communities. The interest rate on four of the loans equals the 30-day LIBOR plus 2 3/4% per annum. The fifth loan bears interest at the lender's prime rate plus 1.5% per annum. The sixth loan bears interest at the lender's prime rate for the first fifteen months and then converts to LIBOR plus 2 3/4% per annum for the following twenty-four months. These loans mature between November, 1999 and February, 2001. As of January 31, 1998 and January 31, 1999, respectively, total funding under such first mortgage loans amounted to $13.3 million and $26.0 million, respectively. As a result of the Company entering into joint venture arrangements regarding four of the Development Communities, the Company will not reflect such mortgages on its consolidated financial statements in future periods. The Company intends to pursue similar joint venture arrangements regarding the additional Development Communities to be developed. The Company intends to increase its construction loans payable as it pursues its Development Plan.

               Pursuant to the Company's Development Plan, two limited partnerships, in each of which the Company holds a 1% general partnership interest, have issued limited partnership interests for aggregate capital contributions of $9.3 million, the net proceeds of which have been used to make second mortgage loans to the Company to fund approximately 20% of the cost of developing three Development Communities. Such second mortgage loans were entered into in 1996 and bear interest at the rate of 13.125%. These second mortgage loans mature between November 2001 and March 2002. The Company intends to repay these second mortgage loans from a portion of the proceeds from three of the four joint venture arrangements which the Company recently entered into regarding four Development Communities.

               The Company's debt obligations contain various covenants and default provisions, including provisions relating to, in some obligations, certain Partnerships, Owning Partnerships or affiliates of the Company. The Company has experienced fluctuations in its net worth over the last several years. At January 31, 1996, the Company had a net worth of $34.8 million, at January 31, 1997, the Company had a net worth of $32.0 million, at January 31, 1998, the Company has a net worth of $26.4 million, and at January 31, 1999, the Company had a net worth of $35.7 million. Pursuant to one Obligation, the Company is required to maintain a net worth of no less than $35.3 million. Certain obligations of the Company contain covenants requiring the Company to maintain maximum ratios of the Company's liabilities to its net worth. As of January 31, 1998, the most the most restrictive covenant requires that the Company maintain a ratio of "loans and accrued interest payable" to consolidated net worth of no more than 7 to 1. As of January 31, 1999, the most restrictive covenant requires that the Company maintain a ratio of liabilities to consolidated net worth of no more than 10 to 1. At January 31, 1998 and January 31, 1999, the Company's respective ratios were 6.1 to 1 and 8.2 to 1. In addition, certain obligations of the Company provide that an event of default will arise upon the occurrence of a material adverse change in the financial condition of the Company or upon a default in other obligations of the Company.

               The Company has utilized mortgage financing and Syndications to arrange for the acquisitions of the Syndicated Communities which it operates. It intends to continue this practice for future acquisitions of Syndicated Communities. The limited partnership agreements of the Investing Partnerships provide that the limited partners are entitled to receive for a period not to exceed five-years specified distributions equal to 11% to 12% per annum of their then paid-in scheduled capital contributions. Pursuant to the management contracts with the Owning Partnerships, for such five-year period, the Company has Management Contract Obligations. During Fiscal 1997 and 1998, the Syndicated Communities with respect to which the Company had such Management Contract Obligations distributed to the Company, after payment of all operating expenses and debt service, an aggregate of $11.0 million and $9.6 million, respectively, for application to the Company's Management Contract Obligations. During such periods, the Company's Management Contract Obligations exceeded such distributions by an aggregate of $6.4 million and $9.3 million, respectively. The $6.4 million the Company paid in respect to Management Contract Obligations for Fiscal 1997 was attributable to (i) operating expenses (including maintenance and repair costs) increasing at a greater rate than historically, as partially offset by increases in rental revenues, (ii) the decrease in the average occupancy of the Company's portfolio of Syndicated Communities, and (iii) difficulties the Company experienced in renting apartment units relating to one Syndicated Community which had been converted from a multi-family property (which community is currently 82% occupied by senior living residents) and one underperforming Syndicated Community. The $9.3 million of funding that was required in respect to Management Contract Obligations in Fiscal 1998 was primarily attributable to (i) an increase in the scheduled capital contributions by the limited partners on which the Company is required to pay the specified rate of return, (ii) a decrease in the average occupancy of certain Syndicated Communities in the Company's portfolio, and (iii) an increase in operating expenses of the same Syndicated Communities.

               The refinancings of a number of Syndicated Communities in Fiscal 1996 resulted in over $43 million being returned to limited partners, which reduced the amount of capital upon which the Company is obligated to make payments in respect of the Management Contract Obligations. The amount paid by the Company with respect to its Management Contract Obligations for Fiscal 1996 was partially offset by an increase in interest income received by the Company for Fiscal 1996, which was also the result of the refinancings. While the refinancings increased the Company's funding of Management Contract Obligations in the short term, the long term effect will be a reduction of the Company's Management Contract Obligations relating to the refinanced Syndicated Communities. The capital that was returned to the limited partners (which causes the reduction in the Company's Management Contract Obligations) was applied first to the later years in which their capital contributions are due and then to the earlier years. The refinancings, therefore, reduce the Company's Management Contract Obligations more in Fiscal 1999 and subsequent years than in Fiscal 1996 through 1998. The aggregate gross amount (before considering the cash flow from the properties) of Management Contract Obligations relating solely to returns to limited partners based on existing management contracts is $19.8 million for Fiscal 1999, which will increase to $19.9 million in Fiscal 2000, and decrease to $15.8 million in Fiscal 2001, decrease to $8.0 million in Fiscal 2002 and decrease to $2.0 million in Fiscal 2003. Such amounts of Management Contract Obligations are calculated based upon all remaining scheduled capital contributions with respect to fiscal years 1999 through 2003. Actual amounts of Management Contract Obligations in respect of such contracts will vary based upon the timing and amount of such capital contributions. Furthermore, such amounts of Management Contract Obligations are calculated without regard to Management Contract Obligations relating to future Syndications.

               The aggregate amount of the Company's Management Contract Obligations will depend upon a number of factors, including, among others, the expiration of such obligations for certain partnerships, the cash flow generated by the Syndicated Communities and the terms of future Syndications. The Company anticipates that for at least two years the Management Contract Obligations with respect to existing and future Syndications will exceed the cash flow generated by the related Syndicated Communities, which will result in the need to utilize funds generated by the Company from sources other than the operations of the Syndicated Communities to make Management Contract Obligations payments. In general, the payment of expenses arising from obligations of the Company, including Management Contract Obligations, have priority over earnings that might otherwise be available for distribution to shareholders. The Company intends to structure future Syndications to minimize the likelihood that it will be required to utilize the cash it generates to pay Management Contract Obligations, but there can be no assurance that this will be the case.

               The initial five-year term of the management contracts and the related Management Contract Obligations have expired for 13 Owning Partnerships and their seventeen related Investing Partnerships. Although the Company has no obligation to fund operating shortfalls after the five-year term of the management contracts, as of January 31, 1999, the Company had advanced an aggregate of approximately $2.2 million to seven of these Owning
          Partnerships to fund operating shortfalls.   All such advances
          are recorded as "Other Partnership Receivables" on the Company's Consolidated Balance Sheet. Although the Company does not intend to do so in the future, from time to time, the Company has also made discretionary payments to Owning Partnerships beyond the Management Contract Obligations period for the purpose of making distributions to limited partners.

               In the past, limited partners have been allowed to prepay capital contributions. The percentage of the prepayments received upon the closings of the sales of limited partnership interests in Investing Partnerships averaged 65.7% in Fiscal 1996, 78.8% in Fiscal 1997 and 75.4% for Fiscal 1998.
          Prepayments of capital contributions do not result in the prepayment of the related Purchase Notes held by the Company. Instead, such amounts are loaned to the Company by the Investing Partnership. As a result of such loans and the crediting provisions of the related purchase agreements, the Company records the Purchase Notes net of such loans. Therefore, these prepayments act to reduce the recorded value of the Company's note receivables and reduce interest income received by the Company. Pursuant to the terms of the Syndication offerings, the Company has the option not to accept future prepayments by limited partners of capital contributions. The Company has not determined to what extent it will continue to accept prepayments by limited partners of capital contributions.

               As of January 31, 1999, the Company holds 157 Purchase Notes ("Multi-Family Notes") which are secured by controlling interests in Multi-Family Owning Partnerships which own 118 multi-family properties that were Syndicated by the Company prior to 1986 (the "Multi-Family Properties"). Although it has no obligation to do so, the Company has also made advances to various Multi-Family Owning Partnerships to support the operation of their properties, which advances are included in the "Other Partnership Receivables" recorded on the Company's Consolidated Balance Sheet. The Multi-Family Notes and the Other Partnership Receivables entitle the Company to receive all cash flow and sale or refinancing proceeds generated by the respective Multi-Family Property until the Multi-Family Note and Other Partnership Receivables are satisfied. As of January 31, 1999, the recorded value, net of deferred income, of Multi-Family Notes was $100.8 million. All but approximately $3.4 million of the $63.3 million of Other Partnership Receivables recorded on the Company's Consolidated Balance Sheet as of January 31, 1999 relate to advances to Multi-Family Owning Partnerships.

               Fourteen of the Multi-Family Owning Partnerships are in default on their respective mortgages. The Company neither owns nor manages these properties, nor is it the general partner of any Multi-Family Owning Partnerships, but rather, merely holds the related Multi-Family Notes and related advances as receivables. The Company, therefore, has no liability in connection with these mortgage defaults. In that these mortgages were insured by the United States Department of Housing and Urban Development ("HUD"), HUD became the holder of these mortgages after they went into default. In the past, HUD has instituted initiatives to deal with its portfolio of defaulted mortgages, such as selling such mortgages at auction. Although HUD has discontinued this auction program, these auctions resulted in one of the fourteen defaulted mortgages being sold to a third party, subject to an existing workout agreement. The remaining thirteen defaulted mortgages are held by HUD, with workout agreements in place regarding three of them with terms of from one to nine years. HUD's policies regarding the granting of workout agreements have become more restrictive in recent years and there can be no assurance that HUD will renew these workout agreements or restructure the related mortgage debt when these workout agreements expire. Similarly, there can be no assurance that the related Multi-Family Owning Partnerships can obtain workout agreements or restructure the related mortgage debt for the ten defaulted mortgages without workout agreements currently in place. HUD has recently taken steps to foreclose on four of the defaulted mortgages without workouts. Notwithstanding these steps, the relevant Multi-Family Owning Partnerships are negotiating with HUD to obtain workout agreements or mortgage restructurings (which are now possible pursuant to new HUD policies) to cure the defaults. In view of the foregoing, it is possible that the fourteen Multi-Family Owning Partnerships which are in default of their mortgages will file bankruptcy petitions or take similar actions seeking protection from the creditors and/or lose their properties through foreclosure. As of January 31, 1999, the recorded value, net of deferred income, of the Multi-Family Notes and the related advances held by the Company relating to these fourteen Multi-Family Owning Partnerships was $29.7 million. The Company has established reserves of $10.1 million to address the possibility that these Multi-Family Notes and related advances may not be collected in full. One of these fourteen remaining Multi-Family Owning Partnerships whose mortgage is in default has had its application to refinance its mortgage loan accepted and believes that the refinancing will close. Other Multi-Family Owning Partnerships intend to cure their mortgage defaults by refinancing their mortgages in the future, although there can be no assurance that this will be the case. Furthermore, in Fiscal 1998 and previous years, six Multi-Family Owning Partnerships whose mortgages had been in default cured those defaults by refinancing their mortgages with new mortgage financings and now have fully performing mortgages.

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

               HUD has introduced various initiatives to restructure its housing subsidy programs by increasing reliance on prevailing market rents, and by reducing spending on future rental assistance payment contracts by, among other things, not renewing expiring contracts and by restructuring mortgage debt on those properties where a decline in rental revenues is anticipated.
          Due to uncertainty regarding the final policies that will result from these initiatives and numerous other factors that affect each property, which can change over time (including the local real estate market, the provisions of the mortgage debt encumbering the property, prevailing interest rates and the general state of the economy), the Company cannot determine whether these initiatives will have an impact on the Multi-Family Properties and, if there is an impact, whether the impact will be positive or negative.

               Certain of the Multi-Family Owning Partnerships intend to take advantage of the new HUD initiatives and/or improving market conditions to (i) either refinance their HUD-insured mortgages with conventional mortgage financing or restructure their HUD-insured mortgage debt, or (ii) sell their Multi-Family Properties. In some cases, the Multi-Family Owning Partnerships will make certain improvements to the properties and may not renew rental assistance contracts as part of a strategy to reposition those Multi-Family Properties as market-rate, non-subsidized properties. Seventeen of such Multi-Family Owning Partnerships have refinanced their HUD-insured mortgages with conventional mortgage financing and a number of others have applications for commitments pending. To the extent that any of these Multi-Family Owning Partnerships complete such actions, the Company believes that the ability of the Investing Partnerships relating to the Multi-Family Properties (the "Multi-Family Investing Partnerships") to make payments to the Company on their respective Multi-Family Notes will be enhanced and accelerated. In Fiscal 1998, the Company received $2.6 million of excess refinancing proceeds as holder of the related Multi-Family Notes and expects to receive excess refinancing proceeds from the refinancing of other Multi-Family Properties in Fiscal 1999. However, there can be no assurance that these additional Multi-Family Owning Partnerships will be able to refinance their mortgages or will be able to successfully reposition any of the Multi-Family Properties.

               In addition, one Multi-Family Property and controlling interests in eight Multi-Family Owning Partnerships were sold to third parties in Fiscal 1998. The Company succeeded to these controlling interests by acquiring the collateral securing the related Multi-Family Notes upon such Notes becoming due without being paid and concurrently selling such collateral to third parties. The Company recognized $26.4 million in sale proceeds as a result of these sales in Fiscal 1998. A significant portion of sales proceeds were generated from the sales to a single unrelated third party. Due to the fact that Contracts of Sale have been entered into regarding one additional Multi-Family Property, letters of intent have been executed for the sale of two additional Multi-Family Properties, and other Multi-Family Owning Partnerships are currently negotiating the terms of offers to purchase their properties, the Company expects to receive additional sale proceeds from such transactions which occur in Fiscal 1999. There can be no assurance, however, that additional sale transactions will actually close.

               The future growth of the Company will be based upon the continued acquisition and Syndication of existing senior living communities and the construction of Development Communities, which the Company presently does not intend to Syndicate. The Company anticipates that it will acquire between six and twelve existing senior living communities over the next two years. It is anticipated that acquisitions of existing senior living communities will be arranged by utilizing a combination of mortgage financing and Syndications. The Company holds contracts to acquire senior living communities in Las Vegas, Nevada, Radcliff, Kentucky and Denver, Colorado respectively. The Company regularly obtains acquisition mortgage financing from two different commercial mortgage lenders and, in view of its ready access to such mortgage financing, has not sought any specific commitments or letters of intent with regard to future, unidentified acquisitions. Similarly, the Company believes that it has sufficient ability to arrange for acquisitions of existing senior living communities in part by Syndications.

               In a typical Syndication, limited partners agree to pay their capital contributions over a five-year period, and deliver notes representing the portion of their capital contribution that
          has not been paid in cash.   The Company borrows against the
          notes delivered by limited partners to generate cash when needed, including to pursue its Development Plan and to repay debt.

               The Company anticipates that the proceeds of the Company's initial public offering, funds generated by its business operations and construction mortgage financing will provide sufficient funds to pursue its Development Plan (as described above) for at least 6 months at the projected rate of development. The Company will use the proceeds of (i) anticipated joint venture arrangements of Development Communities, (ii) refinancings or sale-leasebacks of stabilized Development Communities at higher principal amounts than the original construction financing, (iii) additional long-term leases or similar forms of financing which require the investment of little or no capital on the part of the Company, and/or (iv) may use funds raised through the issuance of securities, to continue with its Development Plan for more than the next 6 months at its projected rate of development. There can be no assurance that funds generated by these potential sources will be available or sufficient to complete the Company's Development Plan. In addition, there are a number of circumstances beyond the Company's control and which the Company cannot predict that may result in the Company's financial resources being inadequate to meet its needs. A lack of available funds may require the Company to delay, scale back or eliminate some of the Development Communities that are currently contemplated in its Development Plan.

               The first new Development Communities developed pursuant to the Company's Development Plan are in Texas. The Company has completed construction with mortgage financing on three Development Communities in Texas. The Company has commenced construction with mortgage financing on four Development Communities in Texas. The Company has options to acquire sites in Knoxville, Tennessee and Jackson, Tennessee, and is actively negotiating to obtain control of additional sites in the Southeast and Midwest. The Company is negotiating with several lenders to obtain financing to develop these sites. The Company has entered into joint venture arrangements with a third party pursuant to which it has sold 50% interests in four Development Communities located in Texas. The Company intends to enter into similar joint venture arrangements with regard to future Development Communities it develops with mortgage financing.

               The Company has, and may in the future, utilize long-term lease financing arrangements to develop and operate new Development Communities. The Company has obtained financing of $37.7 million from Capstone for 100% of the development cost of four Development Communities that are being operated by the Company pursuant to long-term leases with Capstone.

               The Company is actively engaged in negotiations with other mortgage and long-term lease lenders to provide additional construction financing. The Company anticipates that most of the construction mortgage loans it obtains to finance the development and lease-up costs of new Development Communities will contain terms where the lender will fund at least 80% of such costs, requiring the Company to contribute approximately 20% of such costs.

               STOCK BUYBACK

               On March 22, 1999, the Board of Directors authorized the Company to purchase up to 300,000 shares of the Company's common stock. As of April 30, 1999, the Company had purchased 25,600 shares at an average price of $6.796 per share.

               Other than as described herein, management is not aware of any other trends, events, commitments or uncertainties that will, or are likely to, materially impact the Company's liquidity.

               YEAR 2000 UPDATE

               Year 2000 Overview - The Year 2000 issue is the result of many computer systems and non-information technology systems which rely upon embedded computer technology using only the last two digits to refer to a year and therefore being unable to distinguish between the years 1900 and 2000. If not corrected, many computer applications that are date sensitive could fail or
          create erroneous results.   As part of the process of upgrading
          its internal computer hardware and software and in anticipation of the Year 2000 issue, the Company began to audit, inventory, modify and replace its mission critical software and hardware (including personal computers, spread sheets, and word processing) in its Fort Lee, New Jersey and Boca Raton, Florida corporate offices in 1997 ("Year 2000 Project"). During 1998, the Company's Year 2000 Project was extended to include software and hardware located at the Syndicated Communities and the Development Communities, "embedded technology" (such as telephones, fax machines, copiers and postage machines), property and corporate facilities (such as security/fire systems, emergency call systems, elevators, and HVAC systems) and business relationships with governmental agencies, utilities and material third party vendors, and service providers.

               The Company has separate computer hardware and software systems at each of its Fort Lee, New Jersey and Boca Raton, Florida offices. Each office has an intra-office network. None of the Syndicated Communities or Development Communities are part of a computer network. The Company is using a multi-step approach in conducting its Year 2000 Project. These steps are: inventory, assessment, remediation and testing, and contingency planning. The first step, an inventory of all systems and devices with potential year 2000 problems has been completed.
          The next step, an assessment of such inventory to determine the state of year 2000 readiness for material systems and devices has also been completed for the Company's two offices and it has been completed at the majority of the Syndicated Communities and Development Communities. A majority of the remediation and testing of the Company's software and hardware has already been completed and full completion is anticipated to occur by July 31, 1999. To date, the Company has updated or replaced the following financial and accounting systems with Year 2000 compliant systems: accounting servers and related hardware, accounts payable systems, accounts receivable systems, general ledgers, cash management programs and payroll systems. In addition, the Company has updated its construction server and data base as well as the network software located in the Company's two offices and replaced substantially all of the desk-top personal computers located therein.

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

               Year 2000 Costs - The total cost associated with the Year 2000 Project to become Year 2000 compliant is not expected to be
          material to the Company's financial position.   The Company
          currently plans to complete the Year 2000 Project by July 31,
          1999.   The cost of the Company's total Year 2000 Project is
          based on presently available information. The Company does not separately track the internal costs incurred for the Year 2000 Project. Such costs are principally the related payroll costs for its information systems group. The total remaining cost of the year 2000 Project is estimated at approximately $50,000. Substantially all of this $50,000 is related to the cost to replace software and computers. To date, the Company incurred approximately $25,000 related to the Year 2000 Project. Substantially all of this $25,000 is related to the cost to replace software and computers. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 preparedness and other factors.

               Risks - The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. The Company believes that all material Year 2000 problems which are within its control will be corrected by July 31, 1999 and therefore such problems are not anticipated to have a material adverse affect on the Company's financial position and results of operations. Even if the Company successfully remediates its year 2000 issues, it can be materially and adversely affected by failures of third parties to remediate their own Year 2000 issues. The Company believes that the most reasonably likely worst case scenario is the loss of utility service (telecommunications and power) at the Company's corporate offices, and all or some of the senior living communities it operates. Based upon procedures which are currently in place and the contingency plans which are being prepared and anticipated to be put in place, such a scenario is not expected to have a material adverse affect on the Company's financial position and results of operations.

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

               NEW ACCOUNTING PRONOUNCEMENTS

               In June of 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company's use of derivative instruments has consisted of treasury bill locks related to two specific mortgage debt financings. While the Company has not completed its analysis of Statement No. 133 and has not made a decision regarding the timing of adoption, it does not believe that adoption will have a material effect on its financial position and results of operations based on its current use of derivative instruments.

          ITEM 7A.  QUANTATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET
          RISK.

          Interest Rate Risk

               The Company is subject to market risk from fluctuations in interest rates related to its borrowing activities. The majority of the Company's debt is fixed rate debt. For fixed rate debt, changes in interest rates do not affect the Company's earnings or cash flow. Since the Company does not have an obligation to prepay fixed rate debt until maturity, interest rate risk should not have a material affect on the fixed rate debt until the Company is required to refinance such debt. The table below details the principal cash repayments and the related weighted average interest rates of the Company's fixed rate and variable rate debt based upon expected maturity dates and principal balances as of the first day of each fiscal year. The weighted average interest rate for the variable rate debt is based on the interest rates in effect at January 31, 1999.


                                              Principal Amounts by
                                             Expected Maturity Dates
                                     1999        2000        2001       2002
                                     ----        ----        ----       ----
      Long-Term Variable Rate Debt      16.2        19.8         6.1        4.2
          (millions)
      Weighted Average Interest
        Rate                           9.24%       9.58%       9.97%      9.97%

      Long-Term Fixed Rate
        Debt (millions)                 27.5       29.9         35.3       21.2
      Weighted Average Interest
        Rate                          12.51%      12.38%      12.38%      12.32%
                                        43.8        49.7        41.4        25.4
                                  ==========  ==========  ==========  ==========



                                                Principal Amounts by
                                               Expected Maturity Dates
                                             2003     Thereafter        Total
                                             ----     ----------        -----
      Long-Term Fixed Rate Debt                 1.1             0          47.5
      Weighted Average Interest Rate          10.06

      Long-Term Variable Rate Debt              9.0          33.7         156.6
      Weighted Average Interest Rate         12.03%        11.78%
                                               10.1          33.7         204.1
                                         ==========    ==========   ===========


               The Company's long term fixed rate debt was issued in private placements at par and no public or secondary market exists for such debt. In the Company's estimation, the fair value of its debt is to equal the outstanding principal amount of such debt.

               Except as described in this paragraph, the Company does not hedge its interest rate risk. As of January 31, 1999, the Company has entered into a treasury bill lock under the terms of one of the first mortgage loans incurred as part of the Development Plan. The treasury bill lock was intended to reduce the impact of interest rate risk on the ability of the Company to refinance the relevant mortgage loan. As of such date, the notional amount of such financial instrument was $8,475,000 and its market value as calculated by the counterparty to the transaction was ($330,000). The maturity date of such financial instrument is February 15, 2012. The Company does not enter into financial instruments transactions for trading purposes.

                                        43
          <PAGE >


          ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                      ----------

                                                                          PAGE

          Independent Auditors' Reports                                  45, 46

          Consolidated Balance Sheets as of January 31, 1998
          and 1999                                                           47

          Consolidated Statements of Operations for the Years
          Ended January 31, 1997, 1998 and 1999                              48

          Consolidated Statements of Changes in Stockholders'
          Equity for the Years Ended January 31, 1997, 1998
          and 1999                                                           49

          Consolidated Statements of Cash Flows for the Years
          Ended January 31, 1997, 1998 and 1999                              50

          Notes to Consolidated Financial Statements                         51

          INDEPENDENT AUDITORS' REPORT


          To the Board of Directors and Stockholders of Grand Court Lifestyles, Inc.
          Boca Raton, Florida

          We have audited the accompanying consolidated balance sheet of Grand Court Lifestyles, Inc. and subsidiaries as of January 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Court Lifestyles, Inc. and subsidiaries as of January 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

          /s/ BDO Seidman, LLP

          BDO Seidman, LLP
          New York, New York
          April 16, 1999

          INDEPENDENT AUDITORS' REPORT


          To the Board of Directors and Stockholders of Grand Court Lifestyles, Inc.
          Boca Raton, Florida

          We have audited the accompanying consolidated balance sheet of Grand Court Lifestyles, Inc. and subsidiaries as of January 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Court Lifestyles, Inc. and subsidiaries as of January 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.





          /s/ DELOITTE & TOUCHE LLP
          New York, New York
          April 27, 1998

         GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS
          (In Thousands, except per share data)
          ----------------------------------------------------------------

                                                          JANUARY 31,
                                                       ---------------
                                                      1998        1999
                                                      ----        ----
           ASSETS
           Cash and cash equivalents . . . . . .    $11,964    $22,784
           Notes and receivables - net . . . . .    231,140    227,104
           Investments in partnerships . . . . .      3,924      4,945
           Construction in progress  . . . . . .     26,241     11,617
           Property, buildings and equipment -
             net . . . . . . . . . . . . . . . .         --     35,294
           Other assets - net  . . . . . . . . .     22,530     17,570
                                                    -------    -------
           Total assets  . . . . . . . . . . . .   $295,799   $319,314
                                                    =======    =======
           LIABILITIES AND STOCKHOLDERS' EQUITY
           Loans and accrued interest payable  .   $161,850   $169,781
           Construction and mortgage loans           22,595     35,286
             payable . . . . . . . . . . . . . .
           Notes and commissions payable . . . .      5,299      4,158
           Other liabilities . . . . . . . . . .      3,531      5,767
           Deferred income . . . . . . . . . . .     76,112     68,596
                                                    -------    -------
           Total liabilities . . . . . . . . . .    269,387    283,588
                                                    -------    -------
           Commitments and contingencies . . . .
           Stockholders' equity  . . . . . . . .
           Preferred Stock, $.001 par value -
             authorized, 15,000 shares; none
             issued and outstanding  . . . . . .         --         --
           Common Stock, $.01 par value -
             authorized, 40,000 shares; issued
             and outstanding, 15,000 and 17,800
             shares, respectively  . . . . . . .        150        178
           Paid-in capital . . . . . . . . . . .     51,189     73,451
           Accumulated deficit . . . . . . . . .    (24,927)   (37,903)
                                                    -------     ------
           TOTAL STOCKHOLDERS' EQUITY  . . . . .     26,412     35,726
                                                    -------    -------
           Total liabilities and stockholders'     $295,799   $319,314
             equity  . . . . . . . . . . . . . .    =======    =======


          See Notes to Consolidated Financial Statements.

         GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS
          (In Thousands, except per share data)
          ----------------------------------------------------------------

                                               YEARS ENDED JANUARY 31,
                                            ----------------------------
                                            1997         1998       1999
                                            ----         ----       ----
           Revenues:
                Sales  . . . . . . .       $36,021    $38,135    $58,010
                Syndication fee
                  income . . . . . .         7,690      7,923      7,283
                Deferred income
                  earned . . . . . .         5,037      7,254      3,701
                Interest income  . .        13,773     12,051     12,349
                Property management
                  fees from related
                  parties  . . . . .         2,093      3,684      3,219
                Equity in earnings
                  from partnerships            423        541        685
                Senior living
                  revenues . . . . .            --         --      5,093
                Other income . . . .            --      4,683      1,350
                                             -----     ------     ------

                                            65,037     74,271     91,690
                                            ------     ------     ------
          Cost and Expenses:
                Cost of sales  . . .        34,019     33,635     53,547
                Selling  . . . . . .         7,176      7,602      6,335
                Interest . . . . . .        16,394     19,409     22,066
                General and
                  administrative . .         7,796      8,437     10,388
                Loss on impairment of
                  notes and
                  receivables  . . .        18,442         --         --
                Write-off of
                  registration costs            --      3,107
                Officers'compensation        1,200      1,200      1,200
                Senior living
                  operating expenses.           --         --      6,098
                Depreciation and
                  amortization . . .         3,331      3,340      5,032
                                            ------     ------    -------
                                            88,358     76,730    104,666
                                            ------     ------    -------
           Net loss  . . . . . . . .      $(23,321)   $(2,459)  $(12,976)
                                            ======    =======    =======
           Loss per common share           $(1.55)     $(0.16)    $(0.74)
                (basic and diluted)         ======    =======    =======
           Weighted average                 15,000     15,000     17,455
                common shares used .        ======    =======    =======

          See Notes to Consolidated Financial Statements.

         GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY YEARS ENDED JANUARY 31, 1997, 1998 AND 1999
          (In Thousands)

          ----------------------------------------------------------------


                                        COMMON       COMMON
                                         STOCK       STOCK      PAID-IN-
                                       (SHARES)    (DOLLARS)     CAPITAL
                                        ------      -------      -------

           Stockholders' equity          15,000        $150     $34,635
                January 31, 1996 . .
           Net loss  . . . . . . . .                             (1,647)
           Capital contribution  . .                             21,333

           Distributions . . . . . .
                                         ------      ------      ------
           Stockholders' equity
                January 31, 1997 . .     15,000         150      54,321
           Net loss  . . . . . . . .
           Distributions . . . . . .                             (3,132)
                                         ------      ------      ------
           Stockholder's equity
                January 31, 1998 . .     15,000         150      51,189
           Net loss  . . . . . . . .
           Sale of 2,800 shares, net
                of expenses of            2,800          28      22,262
                $4,310 . . . . . . .     ------      ------      ------
           Stockholders' equity          17,800        $178     $73,451
                January 31, 1999 . .     ======      ======      ======




                                           ACCUMULATED
                                             DEFICIT         TOTAL
                                             -------         -----

           Stockholders' equity                  $ --        $34,785
                January 31, 1996 . . .
           Net loss  . . . . . . . . .        (21,674)       (23,321)
           Capital contribution  . . .                        21,333
           Distributions . . . . . . .           (794)          (794)
                                               ------         ------
           Stockholders' equity
                January 31, 1997 . . .        (22,468)        32,003

           Net loss  . . . . . . . . .         (2,459)        (2,459)
           Distributions . . . . . . .                        (3,132)
                                               ------         ------
           Stockholder's equity
                January 31, 1998 . . .        (24,927)        26,412
           Net loss  . . . . . . . . .        (12,976)       (12,976)
           Sale of 2,800 shares, net                          22,290
                of expenses of $4,310          ------         ------
           Stockholders' equity              $(37,903)       $35,726
                January 31, 1999 . . .         ======        =======



          See Notes to Consolidated Financial Statements.

     GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (In Thousands)
     --------------------------------------------------------------------------

                                                      YEARS ENDED JANUARY 31,
                                                      -----------------------
                                                      1997     1998      1999
                                                      ----     ----      ----
     Cash flows provided (used) from operating
          activities:
          Net loss . . . . . . . . . . . . . . .  $(23,321) $(2,459)  $(12,976)
                                                    ------   ------     ------
          Adjustments to reconcile net loss to
               net cash provided by (used)
               operating activities:
          Depreciation and amortization  . . . .     3,331    3,340      5,032
          Loss on impairment of notes and
               receivables . . . . . . . . . . .    18,442       --         --
          Reduction to allowance for
               uncollectible notes receivable  .        --   (1,023)        --
          Deferred income earned . . . . . . . .    (5,037)  (7,254)    (3,701)
          Write-off of registration costs  . . .        --    3,107         --
          Other income (non-cash)  . . . . . . .        --   (3,132)        --
          Adjustment for changes in assets and
               liabilities:
          Accrued interest on notes and
               receivables                             715   (3,611)    (1,780)
          Notes and receivables  . . . . . . . .     3,981   (4,107)     5,816
          Commissions payable  . . . . . . . . .       211     (503)        62
          Other liabilities  . . . . . . . . . .       375     (862)     2,236
          Deferred income  . . . . . . . . . . .     3,766    5,195     (3,815)
                                                    ------   ------     ------
                                                    25,784   (8,850)     3,850
                                                    ------   ------     ------
          Net cash provided (used) by operating
               activities  . . . . . . . . . . .     2,463  (11,309)    (9,126)
                                                    ------   ------     ------
     Cash flows used by investing activities:
          Increase in investments  . . . . . . .      (449)    (868)    (1,021)
          Property, buildings and equipment  . .        --       --    (10,803)
          Increase in construction in progress      (6,742) (19,499)   (10,170)
                                                    ------   ------     ------
          Net cash used by investing
               activities  . . . . . . . . . . .    (7,191) (20,367)   (21,994)
                                                    ------   ------     ------
     Cash flows from financing activities:
          Payments on loans payable  . . . . . .   (55,340) (44,178)   (41,290)
          Proceeds from loans payable  . . . . .    57,874   63,400     49,221
          Proceeds from construction and
               mortgage loans payable  . . . . .     2,750   19,845     12,691
          Increase in other assets . . . . . . .    (3,433) (13,624)       231
          Payments of notes payable  . . . . . .      (179)    (434)    (1,521)
          Proceeds from notes payable  . . . . .        --    4,520        318
          Net proceeds from initial public
               offering                                 --       --     22,290
          Distributions  . . . . . . . . . . . .      (794)      --         --
                                                    ------   ------     ------
          Net cash provided by financing
               activities  . . . . . . . . . . .       878   29,529     41,940
                                                    ------   ------     ------
     Increase (decrease) in cash and cash
       equivalents . . . . . . . . . . . . . . .    (3,850)  (2,147)    10,820
     Cash and cash equivalents, beginning of
       period  . . . . . . . . . . . . . . . . .    17,961   14,111     11,964
                                                    ------   ------     ------
     Cash and cash equivalents, end of period  .   $14,111  $11,964    $22,784
                                                    ======   ======    =======
     Supplemental information:
          Interest paid  . . . . . . . . . . . .   $16,739  $19,396     21,482
                                                    ======   ======    =======
          Non cash capital contribution  . . . .   $21,333  $    --    $    --
                                                    ======   ======    =======

     See Notes to Consolidated Financial Statements.

          GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES

           See Notes to Consolidated Financial Statements.

          GRAND COURT LIFESTYLES INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED JANUARY 31, 1997, 1998, AND 1999
          (IN THOUSANDS, EXCEPT PER SHARE DATA)
          ----------------------------------------------------------------


          1.   ORGANIZATION AND BASIS OF PRESENTATION

          Grand Court Lifestyles, Inc. and subsidiaries (the "Company") was formed pursuant to the merger of various Sub-chapter S corporations which were wholly-owned by certain principal stockholders of the Company (the "Principal Stockholders") and the transfer of certain assets by and assumption of certain liabilities of (i) a partnership that was wholly-owned by the Principal Stockholders and (ii) the Principal Stockholders individually. In exchange for the transfer of such stock, assets and liabilities, the Principal Stockholders received shares of the Company's common stock. These transactions are collectively called the "reorganization". All of the assets and liabilities were transferred at historical cost. The reorganization was effective as of April 1, 1996 and accordingly, accumulated deficit represents results of operations subsequent to that date. Prior to the reorganization, the various Sub-chapter S corporations and the partnership, which were wholly-owned by the Principal Stockholders, were historically reported on a combined basis.

          The Company (i) filed a Restated Certificate of Incorporation on March 13, 1997 that provides for, among other things, the authorization of 40,000 shares of Common Stock and 15,000 shares of Preferred Stock, (ii) on March 13, 1997 effected an approximate 1,626.19-for-1 stock split of the issued and outstanding Common Stock (all shares have been restated for prior periods) and (iii) adopted a Stock Option Plan reserving for issuance up to 2,500 shares of Common Stock pursuant to stock options and other stock awards. (See Footnote 15).

          LINES OF BUSINESS - The Company, a fully integrated provider of senior living accommodations and services, acquires, develops and manages senior living communities in 15 states in the Sun Belt and the Midwest. The Company's revenues have been and are expected to continue to be primarily derived from sales of partnership interests ("Syndications") in partnerships it organizes to acquire existing senior living communities ("Syndicated Communities"). As a result of the Company's Syndication activities, limited partnerships ("Senior Living Investing Partnerships") are formed whereby the Company retains a 1% to 1.5% general partnership interest. Investing Partnerships generally own a 98.5% to 99% interest in partnerships that own senior living communities ("Senior Owning Partnerships"). The Company also arranges for the mortgage financing of the Syndicated Communities and is involved in the development and management of senior living communities. The Company has established a development program (the "Development Plan") pursuant to which it (i) is building new senior living communities ("Development Communities") of which seven are complete and in their initial lease up phase (individually a "Development Community and cumulatively the "Development Communities") and (ii) has commenced construction on three additional Development Communities all of which are in Texas. The Company owns the completed Development Communities or operates them pursuant to long-term leases. Another source of income is interest income on notes receivable.

          2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          CASH AND CASH EQUIVALENTS - The Company considers cash and cash equivalents to include cash on hand, demand deposits and highly liquid investments with maturities of three months or less.

          REVENUE RECOGNITION - Revenue from Syndications is recognized under the full accrual method of accounting when the profit on the transaction is determinable, that is, the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. The profit recognized has been reduced by the estimated maximum reasonably possible exposure to loss. Revenue from Syndications includes any syndication fees earned by the Company. The Company determines the collectibility of the sales price by evidence supporting the buyers' substantial initial and continuing investment in the Syndicated Communities as well as other factors such as age, location and cash flow of the underlying property. In addition, three of the Syndications have involved the construction of additional apartment units and common space at the acquired Syndicated Communities. The Owning Partnerships hire independent third party contractors to do the construction pursuant to maximum price contracts. The new construction generates additional risks, such as increased costs due to change orders, which the Company believes are not material.

               The Company has deferred income on sales to Investing Partnerships of interests in Owning Partnerships. The Company has arranged for the private placement of limited partnership interests in Investing Partnerships. Offerings of interests in Investing Partnerships which were formed to acquire controlling interests in Owning Partnerships which own senior living properties ("Senior Living Owning Partnerships") provide that the limited partners are entitled to receive for a period not to exceed five years distributions equal to between 11% and 12% of their then paid-in scheduled capital contributions. Pursuant to management contracts with the Senior Living Owning Partnerships, for such five-year period, the Company is required to pay to the Senior Living Owning Partnerships, amounts sufficient to fund (i) any operating cash deficiencies of such senior living Owning Partnership and (ii) any part of such 11% and 12% return not paid from cash flow from the related property (which the Senior Living Owning Partnerships distribute to the Investing Partnerships for distribution to limited partners) (collectively, "Management Contract Obligations"). The amount of deferred income for each property is calculated in a multi-step process. First, based on the property's cash flow in the previous fiscal year, the probable cash flow for the property for the current fiscal year is determined and that amount is initially assumed to be constant for each remaining year of the Management Contract Obligations period (the "Initial Cash Flow"). The Initial Cash Flow is then compared to the Management Contract Obligations for the property for each remaining year of the five-year period. If the Initial Cash Flow exceeds the Management Contract Obligations for any fiscal year, the excess Initial Cash Flow is added to the assumed Initial Cash Flow for the following fiscal year and this adjusted Initial Cash Flow is then compared to the Management Contract Obligations for said following fiscal year. If the Initial Cash Flow is less than the Management Contract Obligations for any fiscal year, a deferred income liability is created in an amount equal to such shortfall and no adjustment is made to the Initial Cash Flow for the following year. Such deferred income liability represents the estimated maximum reasonably possible exposure to loss as discussed above. As this process is performed for each property on a quarterly basis, changes in a property's actual cash flow will result in changes to the assumed Initial Cash Flow utilized in this process and will result in increases or decreases to the deferred income liability for an individual property. Any increase in deferred income liabilities increases the cost of sales relating to the sale. The payment of the Management Contract Obligations, however, will generally not result in the recognition of expense unless the property's actual cash flow for the year is less than the expected Initial Cash Flow for that year, as adjusted, and as a result thereof, the amount paid by the Company in respect of the Management Contract Obligations is greater than the amount assumed in establishing the deferred income liability. Such expense amounted to $2,500, $5,900 and $8,300 for the years ended January 31, 1997, 1998, 1999, respectively, and such expense is included as a component of cost of sales. Although the Company does not intend to do so in the future, from time to time, the Company has made discretionary payments to Owning Partnerships beyond the Management Contract Obligations period for the purpose of making distributions to limited partners. If, however, the property's actual cash flow is greater than the Initial Cash Flow for the year, as adjusted, the Company's earnings will be enhanced by the recognition of deferred income earned and, to the extent cash flow exceeds Management Contract Obligations, incentive management fees. The Company recognized such incentive management fees in the amount of $1,200, $2,800 and $2,200 for the years ended January 31, 1997, 1998 and 1999 respectively.

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

          CONSTRUCTION IN PROGRESS - Costs incurred in connection with the construction and development of Development Communities prior to the completion of construction are capitalized. Such costs include the capitalization of interest during the construction period. If a project is discontinued or capitalized costs are deemed not recoverable, the applicable capitalized project costs are expensed.


          INITIAL LEASE-UP COSTS - The Company has capitalized the initial lease-up costs associated with the Development Communities placed in service based upon units unavailable for rental.

          DEPRECIATION AND AMORTIZATION - The Company depreciates and/or amortizes the costs associated with its Development Communities using the straight line method over the life of the applicable asset.

          INVESTMENTS - The Company accounts for its interests in Syndicated senior living limited partnerships under the equity method of accounting. The Company uses this method because as the general partner it can exercise significant influence over the operating and financial policies of such partnerships. Under this method, the Company records its share of income and loss of the entity as well as any distributions or contributions as an increase or decrease to the investment account. The carrying amount of the investments in limited partnerships differs from the Company's underlying equity interest based upon its stated ownership percentages. Such differences are attributable to the disproportionate amount of money and notes invested in the entities by the Company for its equity interest as compared to the other investors. This difference is being amortized over the estimated life of the underlying partnership. The unamortized portion of such difference is $2,515 and $3,425 as of January 31, 1998 and 1999 respectively.

          PROPERTY MANAGEMENT FEES - Property management fees earned for services provided to related parties are recognized as revenue when related services have been performed.

          RECLASSIFICATION - Certain amounts in prior years have been reclassified to conform with current year presentation.

          EARNINGS PER SHARE - Earnings per share on a basic and diluted basis, as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", is calculated based upon the average shares outstanding during the periods. The effect of stock options outstanding during fiscal 1998 is anti-dilutive.

          COMPREHENSIVE INCOME - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", requires the reporting of all items which are required to be recognized under generally accepted accounting principles as components of comprehensive income in the financial statements. The Company has no items of comprehensive income.

          STOCK OPTIONS AND COMPENSATION - Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The Company applies the intrinsic value-based methodology permitted by SFAS No. 123 in accounting for stock options issued to employees. Under the intrinsic value-based methodology, stock-based compensation cost is the excess of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock (exercise price). The Company generally grants stock options with an exercise price equal to the stock price at the date of grant and accordingly, no compensation cost is recognized.

          NEW ACCOUNTING PRONOUNCEMENTS - In June of 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company's use of derivative instruments has consisted of a treasury bill lock related to two specific debt financings. While the Company has not completed its analysis of SFAS No. 133 and has not made a decision regarding the timing of adoption, it does not believe that adoption will have a material effect on its financial position and results of operations based on its current use of derivative instruments.

          3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

          The Company is unable to determine the fair value of its notes and receivables as such instruments do not have a ready market. Other financial instruments are believed to be stated at approximately their fair value.

          4.   NOTES AND RECEIVABLES

          Notes and other receivables are from related parties, primarily Syndicated partnerships, and consist of the following:

                                                         JANUARY 31,
                                                      ----------------
                                                      1998       1999
                                                      ----       ----
           Notes receivable   multi-family
             (a)(e)  . . . . . . . . . . . . . .  $173,598   $166,562
           Notes and accrued interest receivable
             -- adult living (b) . . . . . . . .     6,503      6,776
           Other partnership receivables (c)(e)     60,265     63,313
           Accrued interest receivable . . . . .       883        562
                                                   -------    -------
                                                   241,249    237,213
           Less allowance for uncollectible
             receivables (d) . . . . . . . . . .    10,109     10,109
                                                   -------    -------
                                                  $231,140   $227,104
                                                   =======    =======

          At January 31, 1998 and 1999, the carrying value of impaired notes receivable, net of related deferred income, was approximately $41,106 and $29,721, respectively. Interest income on impaired notes is recognized on the cash basis. Such income recognized was $1,261, $1,342 and $826 for the years ended January 31, 1997, 1998 and 1999 respectively.

          (a) The Company has notes receivable from the Syndicated Investing Partnerships which were formed to acquire controlling interests in Owning Partnerships which own multi-family properties ("Multi-Family Notes"). The Multi-Family Notes generally have maturity dates ranging from ten to fifteen years from the year of syndication. At January 31, 1999, 84 of the 157 notes (approximate face value $80,386) have reached their final maturity dates and these final maturity dates have been extended by the Company. Two multi-family properties relating to two extended Multi-Family Notes were refinanced, five Multi-Family properties relating to eight previously extended Multi-Family Notes were sold in Fiscal 1998 and a contract to sell one Multi-Family Property and letters of intent to sell two Multi-Family Properties whose notes have been extended have been executed. It is the Company's intention to collect the principal and interest payments on the Multi-Family notes from the cash flows distributed by the related multi-family properties and the proceeds in the event of a sale or refinancing. The Company expects to extend maturities of other multi-family notes. Interest income on all of the Multi-Family Notes amounted to $6,949, and $7,481 and $7,449 for the years ended January 31, 1997, 1998 and 1999, respectively.

          (b) The Company has notes receivable from the Syndicated Investing Partnerships which were formed to acquire controlling interests in Owning Partnerships which own senior living communities. Such notes generally have interest rates ranging from 11% to 13.875% and are due in installments over five years from the date of acquisition of the respective partnership interests. The notes represent senior indebtedness of the related Investing Partnerships, and are collateralized by the respective interests in the Owning Partnerships. Principal and interest payments on each note are also collateralized by the investor notes payable to the Investing Partnerships to which the investors are admitted. Limited Partners are allowed to prepay their capital contributions. These prepayments of capital contributions do not result in the prepayment of the related purchase notes held by the Company. Instead, such amounts are loaned to the Company at a rate of between 11% and 12% by the Investing Partnerships. As a result of such loans and the crediting provisions of the related purchase agreements, the Company records the notes receivable corresponding to the purchase notes net of such loans. Therefore, these prepayments act to reduce the recorded value of the Company's notes receivable.

          (c) Other partnership receivables substantially represent reimbursable expenses and advances made to the multi-family partnerships. These amounts do not bear interest and have no specific repayment date. It is the Company's intention to collect these receivables from the excess cash flows distributed by the related multi-family properties and the proceeds in the event of a sale or refinancing.

          (d)  Allowance for Uncollectible Notes Receivable:


                                                  Charged               Balance
                                      Balance at  to Costs  Reductions  at End
                                      Beginning     and         to        of
                                      of Period   Expenses  Allowance   Period
                                      ---------   --------  ---------   ------

      Year Ended January 31, 1997
      Allowance for notes receivable   $14,023     18,442     21,333    $11,132

      Year Ended January 31, 1998
      Allowance for notes receivable   $11,132       --       1,023     $10,109

      Year Ended January 31, 1999
      Allowance for notes receivable   $10,109       --         --      $10,109


          The Multi-Family Notes relating to nine Owning Partnerships that filed petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Chapter 11 Petitions") and the one Owning Partnership which lost its property pursuant to an uncontested foreclosure sale of its property (said ten Owning Partnerships are, collectively, the "Protected Partnerships") were first deemed impaired when the mortgages on their respective properties went into default, which defaults occurred between August 1989 and June 1994. Once in default, the holders of these mortgages assigned them to the

          United States Department of Housing and Urban Development ("HUD"). The Protected Partnerships then attempted to negotiate, and in some cases obtained, workout agreements with HUD.
          Although it could temporarily lower or suspend debt service payments during the term of a workout agreement, HUD, unlike a conventional lender, did not have the legal authority to restructure the defaulted mortgages it holds by permanently lowering interest rates or reducing the principal amount of such mortgages. HUD then sold the mortgages (subject to those workout agreements which were in place) at auctions in September 1995 and June 1996. Since the new mortgage holders did not have HUD's legal constraints as to the restructuring of mortgages they hold, the Protected Partnerships began negotiations with the new holders to restructure their mortgages or purchase them at a discount. The Protected Partnerships could not reach an agreement with the new mortgage holders and the new mortgage holders began to threaten and institute foreclosure proceedings. The Principal Stockholders and one of their affiliates transferred the partnership interests they owned personally in various partnerships that own multi-family properties (the "Assigned Interests") to the Investing Partnerships that owned interests in the Protected Partnerships in July 1996. Seven of the Protected Partnerships filed Chapter 11 Petitions in August 1996, two of the Protected Partnerships filed Chapter 11 Petitions in February 1997, and one of the Protected Partnerships did not file a Chapter 11 Petition and allowed the holder of the mortgage to foreclose on its property due to the unlikelihood of confirming a plan of reorganization. The Company established appropriate reserves during these time periods to reflect the varying extent of impairment of these Multi-Family Notes in view of the state of facts at such time. In that the Principal Stockholders transferred the Assigned Interests in July 1996, the Company recorded a $21,300 capital contribution in Fiscal 1996. The bankruptcy petitions and risk of loss faced by the Protected Partnerships resulted in the Company recording a non-cash loss of $18,400 in the year ending January 31, 1997 (representing the recorded value of the notes receivable relating to the Protected Partnerships, net of deferred income and net of any previously established reserves) due to the deemed full impairment of these notes receivable. Seven of the Chapter 11 petitions resulted in the respective Protected Partnerships losing their properties through foreclosure or voluntary conveyances of their properties. The remaining two Protected Partnerships successfully emerged from their bankruptcy proceedings in January, 1998 by paying off their mortgages at a discount with the proceeds of new mortgage financings, resulting in these properties having current, fully performing mortgages. This allowed the Company to recognize non-cash other income of $3,100 in fiscal 1997. The two Investing Partnerships related to these Protected Partnerships have transferred the respective Assigned Interests back to the Principal Stockholders and their affiliate. This transfer is recorded as a non-cash distribution to the Principal Stockholders for the release of the previously assigned collateral of $3,100. The Company neither owns nor manages these properties, nor is the general partner of these Owning Partnerships, but, rather, holds the related Multi-Family Notes as receivables. The Company, therefore, has no liability in connection with these mortgage defaults or bankruptcy proceedings.

               Fourteen of the Multi-Family Owning Partnerships remain in default on their respective mortgages. These Multi-Family Owning Partnerships have been negotiating with the respective mortgage lenders and, in some cases, have obtained workout agreements with terms of from one to nine years, pursuant to which the lenders generally agree during the term of the agreement not to take any action regarding the mortgage default and to accept reduced debt service payments for a period of time, with the goal of increasing property cash flow to enable the property to fully service its mortgage. One of these fourteen remaining Multi-Family Owning Partnerships whose mortgage is in default has had its application to refinance its mortgage loan accepted and believes that the refinancing will close. Other Multi-Family Owning Partnerships intend to cure their mortgage defaults by refinancing their mortgages in the future, although there can be no assurance that this will be the case. Furthermore, it should be noted that in fiscal 1998 and previous years, six Multi-Family Owning Partnerships whose mortgages had been in default, cured these defaults by refinancing their mortgage debt with new mortgages and now have fully performing mortgages. As of January 31, 1999, the recorded value, net of deferred income, of the Multi-Family Notes and "Other Partnership Receivables" held by the Company relating to these fourteen Multi-Family Owning Partnerships was $29,721. The Company has established reserves of $10,100 to address the possibility that these notes and receivables may not be collected in full.

          (e) The Multi-Family properties were typically built or acquired with the assistance of programs administered by HUD that provide mortgage insurance, favorable financing terms and/or rental assistance payments to the owners. As a condition to the receipt of assistance under these and other HUD programs, the properties must comply with various HUD requirements including limiting rents on these properties to amounts approved by HUD. Various initiatives have been instituted by HUD, including a program to restructure its housing assistance programs. Due to uncertainty regarding the final policies that will result from these initiatives and numerous other factors that affect each property, which can change over time (including the local real estate market, the provisions of the mortgage debt encumbering the property, prevailing interest rates and the general state of the economy) the Company cannot determine whether these initiatives will have an impact on the Multi-Family Properties and, if there is an impact, whether the impact will be positive or negative. Further, there can be no assurance that changes in federal subsidies will not be more restrictive than those currently proposed or that other changes in policy will not occur. Any such changes could have an adverse effect on the Company's ability to collect its receivables relating to the Multi-Family Properties.

          5.   CONSTRUCTION IN PROGRESS

          The Company has capitalized costs which include interest associated with its construction and development of properties it is building. If a project is discontinued, all capitalized project costs are expensed. Such interest capitalized for years ended January 31, 1998 and 1999 was $1,551 and $1,849, respectively.

          6.   PROPERTY, BUILDINGS AND EQUIPMENT-NET

          Property, buildings and equipment are comprised as follows:

                                                  Life            Cost
                                                  ----            ----
           Land  . . . . . . . . . . . . .         --         $ 4,774
           Buildings . . . . . . . . . . .       40 yrs        25,562
           Equipment . . . . . . . . . . .       4-7 yrs        1,244
           Leasehold improvements  . . . .    life of lease     4,017
           Accumulated depreciation and
             amortization  . . . . . . . .                       (303)
                                                               ------
           Net property, building and                         $35,294
             equipment . . . . . . . . . .                     ======


          7.   OTHER ASSETS

          Other assets are comprised as follows:

                                                         JANUARY 31,
                                                     ------------------
                                                     1998          1999
                                                     ----          ----

           Deferred loan costs (a) . . . . .        $9,681      $11,642
           Investment in cooperative
           apartment building (b)  . . . . .         1,782        1,782
           Unsold subscription units (c) . .           111           --

           Deferred registration costs (d) .           397           --
           Investment held for resale (e)  .         7,140           --
           Other assets  . . . . . . . . . .         3,419        4,146
                                                    ------       ------
                                                   $22,530      $17,570
                                                    ======       ======

          (a) Financing costs of $5,325 and $6,501 were deferred during the years ended January 31, 1998 and 1999, respectively. These costs are being amortized over the term of the related debt using the straight-line method over periods ranging from one to ten years.

          (b) The Company owns shares in a cooperative apartment building and owns interests in a second mortgage collateralized by such cooperative apartment building.

          (c) The Company had deferred $111 of remaining costs associated with the financing of the acquisition of senior living communities by arranging for the sale of partnership interests, which were substantially sold at January 31, 1998. Upon completion of these transactions such costs were charged to cost of sales.

          (d) The Company had capitalized costs relating to the initial public offering. These costs were charged against additional paid-in capital upon the close of the initial public offering in March, 1998.

          (e) The Company purchased a senior living community in December 1997 for Syndication and Syndicated such property in the first and second quarters of Fiscal 1998.

          8.   LOANS AND ACCRUED INTEREST PAYABLE

          Loans payable consists of the following:
                                                        JANUARY 31,
                                                    -------------------

                                                    1998            1999
                                                    ----            ----
           Banks (including mortgages) (a) (b)   $ 35,706        $ 32,435

           Other, principally debentures (c)      126,144         137,346
                                                  -------         -------

                                                 $161,850        $169,781
                                                  =======         =======

          (a) The bank loans bear interest per annum at the banks' prime rates plus 1% to 3%. The bank loans generally have terms of at least one year, but in the event a particular bank elects not to renew or extend the credit, the entire unpaid balance is converted to a term loan which is payable in four to five years. Generally the bank loans are collateralized by the Company's interests in the assigned limited partner investor notes which serve as collateral for the respective purchase notes. The prime rate of interest at January 31, 1998 and 1999 was 8.5% and 7.75%, respectively.

          (b) The Company's debt obligations contain various covenants and default provisions, including provisions relating to, in the case of certain of such obligations, certain Investing Partnerships, Owning Partnerships or affiliates of the Company. Pursuant to one obligation, the Company is required to maintain a net worth of no less than $35,300. Certain obligations of the Company contain covenants requiring the Company to maintain maximum ratios of the Company's liabilities to its net worth.. As of January 31, 1999, the most restrictive covenant requires that the Company maintain a ratio of liabilities to consolidated net worth of no more than 10 to 1. In addition, certain obligations of the Company provide that an event of default will arise upon the occurrence of a material adverse change in the financial condition of the Company or upon default in other obligations of the Company.

          (c) Debentures are collateralized by various purchase notes and investor notes related to pre-1986 Syndication of Multi-Family Properties. All loans mature in 1999 through 2005 and bear interest rates of 11% to 12% per annum.

               Future annual maturities of all of the Company's loans payable, excluding interest, over the next five years and thereafter, are as follows:

          2000  . . . . . . . . . .                $29,406

          2001  . . . . . . . . . .                 35,253

          2002  . . . . . . . . . .                 38,266

          2003  . . . . . . . . . .                 22,076

          2004  . . . . . . . . . .                 10,058

          Thereafter  . . . . . . .                 33,725
                                                   -------
                                                   168,784
          Accrued interest  . . . .                    997
                                                   -------
                                                  $169,781
                                                   =======


          9.   CONSTRUCTION AND MORTGAGE LOANS PAYABLE

          During the years ended January 31, 1998 and 1999, pursuant to the Company's development plan, first mortgage loans were obtained to finance approximately 80% of the costs of developing six new senior living communities. The interest rate on four of the loans equals the 30 day LIBOR plus 2 3/4% per annum. The 30-day LIBOR rate was 5.63% at January 31, 1999. The fifth loan bears interest at the rate of the prime rate plus 1.5% per annum. The sixth loan bears interest at the bank's prime rate for fifteen months then converts to LIBOR plus 2 3/4% per annum for the following twenty four months. These loans mature between November, 1999 and February, 2001. As of January 31, 1998 and 1999, total funding under such first mortgage loans amounted to $13,345 and $26,036, respectively.

          Pursuant to the Company's development program, two limited partnerships, in each of which the Company holds a 1% general partnership interest, have issued limited partnership interests for aggregate capital contributions of $9,250, the net proceeds of which have been used to make second mortgage loans to the Company to fund approximately 20% of the costs of developing three Development Communities. Such second mortgage loans bear interest at the rate of 13.125% per annum. These second mortgage loans mature between November 2001 and March 2002.

          10.  DEFERRED INCOME

          Deferred income is comprised of:
                                               JANUARY 31,
                                         ----------------------

                                         1998              1999
                                         ----              ----
           Multi-family  . . . . .     $66,342           $58,760

           Senior living(a)  . . .       9,770             9,836
                                        ------            ------

                                       $76,112           $68,596
                                        ======            ======

          (a) The aggregate gross amount (before considering the cash flow from the properties) of Management Contract Obligations relating solely to returns to limited partners for each of the Fiscal Years 1999 through 2003 based on existing management contracts is $19,776, $19,881, $15,790, $8,045 and $1,971, respectively. Such amounts of Management Contract Obligations are calculated based upon scheduled capital contributions with respect to Fiscal Years 1999 through 2003. Actual amounts of Management Contract Obligations in respect of such contracts will vary based upon the timing and amount of such capital contributions. The cash flow generated by the related properties is applied against the total Management Contract Obligations and any remaining balance is established as deferred income at year end.

          11.  STOCKHOLDERS' EQUITY

               In March 1998, in an initial public offering of its common stock, the Company sold 2,800 shares of its common stock at a price of $9.50 per share. The net proceeds, after deducting for all offering expenses, that the Company received as a result of this offering was $22,300. The Company intends to use approximately $19,300 of the net proceeds to finance the development of new senior living communities and the remaining $3,000 for working capital. As of January 31, 1999, $9,400 had been used to finance the development of new senior living communities and $1,600 has been used for working capital. The Company has purchased a series of treasury bills with the remaining net proceeds pending application of such funds.

               In March 1999, the Board of Directors authorized the Company to purchase up to 300 shares of the Company's common stock at prevailing market rates.

          12.  INCOME TAXES

               The Company became a taxable entity as of April 1, 1996, and has incurred losses since that date. The Company believes it is more likely than not that deferred tax assets in excess of deferred tax liabilities may not be realizable in future years. Accordingly, the Company has increased the valuation allowance from $11,340 to $13,850. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income taxes purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                      JANUARY 31,
                                                   -----------------
          Deferred tax assets:                      1998        1999
                                                    ----        ----
               Notes and receivables  . . . . .  $ 6,092     $ 6,260
               Loans payable  . . . . . . . . .    2,000       2,000
               Investment in partnerships . . .    5,045       6,974
               Net operating loss carryforward     3,847       7,441
               Other  . . . . . . . . . . . . .      147         136
                                                  ------      ------
          Total gross deferred tax assets . . .   17,131      22,811
               Less valuation allowance . . . .  (11,340)    (13,850)
                                                  ------      ------
          Deferred tax assets net of valuation
            allowance . . . . . . . . . . . . .    5,791       8,961
                                                  ------      ------
          Deferred tax liabilities:
          Fixed Assets                                --         313
            Deferred income . . . . . . . . . .    4,562       7,016
            Other   . . . . . . . . . . . . . .    1,229       1,632
                                                  ------      ------
          Total gross deferred tax liabilities     5,791       8,961
                                                  ------      ------
          Net deferred tax assets (liabilities)  $    --     $    --
                                                  ======      ======

          The net operating loss carry forward as of January 31, 1999 was approximately $19,000. A substantial portion of such loss carry forward will expire January 31, 2013 and the remainder thereof will expire through January 31, 2019.

          13.  COMMITMENTS AND CONTINGENCIES

               The Company rents office space under a lease expiring February 2000. Annual rent under such lease is approximately $206. The Company entered into a ten year lease for additional office space, commencing September 1, 1991. The annual rent is approximately $330.

               The Company is a general partner of all but one of the Senior Living Owning Partnerships and the general partner of 37 of 46 senior living Investing Partnerships. The mortgage financing of the Syndicated Communities and Syndicated Multi-Family Properties are generally without recourse to the general credit or assets of the Company except with respect to certain specified obligations, including, for example, costs incurred for the correction of hazardous environmental conditions. However, except for such non-recourse obligations, as a general partner, the Company, or a wholly-owned entity formed solely to be the general partner, is fully liable for all partnership obligations, including those presently unknown or unobserved, and unknown or future environmental liabilities. The cost of any such obligations or claims, if partially or wholly borne by the Company, could adversely affect the Company's business, operating results and financial condition. Although most of the mortgage loans are non-recourse, (i) the Company is liable as a general partner for approximately $12,808 in principal amount of mortgage debt relating to six Syndicated Communities and (ii) wholly-owned entities (whose only asset is a specific general partner interest) are liable as general partners for approximately $35,580 in principal amount of mortgage debt relating to seven Syndicated Communities managed by the Company as of January 31, 1999. In the case of the general partner liabilities of the wholly-owned entities (whose only asset is a specific general partner interest), the only assets of the Company at risk of loss are the interests in the wholly-owned entities.

               As part of the Company's development program, on September 18, 1996 the Company entered into a master development agreement with Capstone Capital Corporation ("Capstone") pursuant to which Capstone will fund 100% of the development cost of four Development Communities. The maximum amount Capstone will fund per such agreement is approximately $37,764 of which $35,864 had been funded as of January 31, 1999.

               The Capstone arrangement provides that the Company will operate these four Development Communities pursuant to long-term operating leases with Capstone, which leases were entered into upon the completion of construction and the satisfaction of certain other conditions. The initial term of each lease is 15 years with five-year extension options. The cumulative annual base rent which the Company is obligated to pay to Capstone for the four Development Communities placed in service is $3,682 with 3% per annum annual increases.

               The Company is involved in legal proceedings which have arisen in the ordinary course of business. The Company intends to vigorously defend itself in these matters and does not believe that the outcome of these matters will have a material effect on its financial statements.

          14.  RELATED PARTY TRANSACTIONS

          The Company has transactions with related parties, primarily Syndicated partnerships that are unconsolidated affiliates of the Company. The Company provides management, accounting and bookkeeping services to such affiliates. The Company receives a monthly fee in return for such management services rendered on behalf of its affiliates for each of their senior living communities.

          In addition, the Company has amounts due from unconsolidated affiliates of $1,600 and $3,400 as of January 31, 1998 and 1999, respectively.

          The Chairman of the Board and President of the Company and entities controlled by them serve as general partners of partnerships directly and indirectly owning multi-family properties and on account of such general partner status have personal liability for recourse partnership obligations. These two individuals also own small equity ownership interests in the partnerships. The Company held notes receivable, aggregating $100,838 net of deferred income, and receivables of $59,900 at January 31, 1999 that were collateralized by the equity interests in such partnerships. These individuals have provided personal guarantees for certain of the Company's Investor Note Debt and Unsecured Debt, and the obligations thereunder may continue. The aggregate amount of such debt personally guaranteed by each is approximately $32,493. In addition, such officers and certain employees will devote a portion of their time to overseeing the third-party managers of multi-family properties in which the Company has financial interests in that it holds the related Multi-Family Notes, but in which such officers have equity interests and the Company does not. These activities, ownership interests and general partner interests create actual or potential conflicts of interest on the part of these officers.

          The Company is the managing general partner for most of the Senior Living Owning Partnerships which own the Syndicated Communities managed by the Company. The Company also is the general partner for most of the senior living Investing Partnerships that own equity interests in these Owning Partnerships. In addition, the Company is the managing agent for all of the Syndicated Communities in the Company's portfolio.
          The Company has arranged for the acquisition of Syndicated Communities and other properties through the sales of limited partnership interests in the Investing Partnerships. By serving in all of these capacities, the Company may have conflicts of interest in that it has both a duty to act in the best interests of partners of various partnerships, including the limited partners of the Investing Partnerships, and the desire to maximize earnings for the Company's stockholders in the operation of such Syndicated Communities.

          During Fiscal 1996, 1997 and 1998, the Company paid to Francine Rodin, the wife of Bernard M. Rodin, the Company's Chief Operating Officer, President, Chief Financial Officer and a Director, $204, $133 and $153, respectively, as fees for introducing to the Company certain broker/dealers that have assisted the Company in its Syndications of partnership interests and in placing other securities offered by the Company. Mrs. Rodin will receive a fee with respect to any future sales through such broker/dealers of Syndicated partnership interests and other securities offered by the Company. During Fiscal 1996, Mrs. Rodin received consulting fees of $49 in connection with coordinating the Company's marketing efforts and travel arrangements. Mrs. Rodin has been an employee of the Company for the Fiscal Years 1997 and 1998, respectively and performs similar services.

          The Company had loans receivable of $464 and $190 from the Chairman of the Board and the President of the Company as of the end of Fiscal 1997 and 1998, respectively.

          15.  1996 STOCK OPTIONS AND PERFORMANCE AWARD PLAN

               The Company has adopted the 1996 Stock Option and Performance Award Plan (the "Plan"), which authorizes the grant to officers, key employees and directors of the Company and any parent or subsidiary of the Company, of incentive or non-qualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. Under the Plan, directors who are not employees of the Company may not be granted incentive stock options. The Company plans to reserve 2,500 shares of Common Stock for issuance pursuant to the Plan.

               The Plan is administered by the Board of Directors. The Board of Directors determines the prices and terms at which options may be granted. Options may be exercisable in installments over the options period, but no options may be exercised after ten years from the date of grant. Stock appreciation rights may be granted in tandem with options or separately.

               The exercise price of any incentive stock option granted to an eligible employee may not be less than 100% of the fair market value of the shares underlying such option on the date of grant, unless such employee owns more than 10% of the outstanding Common Stock or stock of any subsidiary or parent of the Company, in which case the exercise price of any incentive stock option may not be less than 110% of such fair market value. No option may be exercisable more than ten years after the date of grant and, in the case of an incentive stock option granted to an eligible employee owning more than 10% of the outstanding Common Stock or stock of any subsidiary or parent of the Company, no more than five years from its date of grant. Incentive stock options are not transferable, except upon the death of the optionee. In general, upon termination of employment of an optionee (other than death or disability) , all options granted to such persons which are not exercisable on the date of such termination immediately expire, and any options that are so exercisable will expire three months following termination of employment in the case of non-qualified stock options. However, all options will be forfeited immediately upon an optionee's termination of employment for good cause and upon an optionee's voluntary termination of employment without the consent of the Board of Directors.

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

               At the time each grant of restricted shares or performance shares or units or stock appreciation rights is made, the Board of Directors determines the duration of the performance or restriction period, if any, the performance targets, if any, for earning performance shares or units, and the times at which restrictions placed on restricted shares shall lapse.

               As of January 31, 1999, options to acquire 475 shares have been granted, each with an exercise price of $8.50 per share. 20% of such options vest immediately and 20% will vest each year thereafter for the next four years. Such options will expire November 18, 2008.

               Under the provisions of FASB 123, the Company accounts for stock based compensation using the intrinsic value method prescribed by APB 25. On a pro-forma basis, net loss would have been $13,493 or $0.77 per share in Fiscal 1998. For purposes of this pro-forma disclosure under FASB 123, the estimated fair value of the options is amortized over the vesting period.

               The fair value of the options was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions for Fiscal 1998; risk-free interest rate of 4.85%, volatility of 46%, dividend of 0% and a weighted average expected life of the options of 10 years.

               The Black-Scholes model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

          16.  SEGMENT REPORTING INFORMATION.

          The Company views its business in the following three segments:

          1. Syndication - Revenues are comprised of sales, syndication fee income, property management fees, deferred income earned and equity in earnings from partnerships relating to the Syndicated Communities.

          2. Multi-Family - Revenues are comprised of sales of the underlying Syndicated Multi-Family properties or controlling interests therein, and recognition of deferred income from such Syndications, which income is being recognized on the installment method.

          3. New Development - Revenues are derived from senior living rental revenues from the Development Communities.

                                                   January 31,
                                          ------------------------------
                                           1997          1998       1999
                                           ----          ----       ----
                                        (unaudited)   (unaudited)
          Revenues
          Syndication (a)                   $50,320     $56,423   $45,716
          Multi-family (b)                      944       5,797    27,182
          New Development                         -           -     6,443
                                             ------     -------    ------
          Combined Segments                 $51,264     $62,220   $79,341
                                             ======     =======    ======

          Interest Income
          Syndication                        $7,054      $4,768    $4,204
          Multi-family                        6,719       7,283     7,317
          New Development                         -           -       828
                                             ------     -------    ------
          Combined Segments                 $13,773     $12,051   $12,349
                                             ======     =======    ======

          Operating Profit (Loss)(c)
          Syndication                        $4,973      $7,363    $2,294
          Multi-family                      (28,080)(d)  (5,822)  (11,546)
          New Development                      (214)     (4,000)   (3,724)
                                       ------------     -------   ------
          Combined Segments                $(23,321)    $(2,459) $(12,976)
                                       ============     =======    =======

          Gross Assets
          Syndication                       $21,997     $27,719   $23,548
          Multi-family                      229,236     236,326   229,794
          New Development                    10,428      31,754    65,972
                                       ------------     -------   -------
          Combined Segments                $261,661    $295,799  $319,314
                                       ============     =======   =======


                                                 January 31,
                                     -----------------------------------
                                         1997           1998        1999
                                         ----           ----        ----
                                       (unaudited)    (unaudited)
          Interest Expense
          Syndication                        $3,493    $4,945      $4,152
          Multi-family                       12,752    13,778      14,887
          New Development                       149       686       3,027
                                             ------    ------      ------
          Combined Segments                 $16,394   $19,409     $22,066
                                             ======    ======      ======

          Depreciation and Amortization
          Syndication                         $319          $363      $490
          Multi-family                       2,947         2,770     3,591
          New Development                       65           207       951
                                            ------        ------    ------
          Combined Segments                 $3,331        $3,340    $5,032
                                            ======        ======    ======

          Capital Expenditures
          Syndication                           $-            $-        $-
          Multi-family                           -             -         -
          New Development                    6,742        19,499    20,973
                                            ------        ------    ------
          Combined Segments                 $6,742       $19,499   $20,973
                                            ======        ======    ======


          (a) Includes non-cash income of deferred income and equity in earnings from unconsolidated affiliates.
          (b) Includes non-cash income comprised of deferred income earned.
          (c) Includes the allocation of certain expenses based upon either gross revenues or gross assets to the individual segments.
          (d)  Includes a non-cash loss of $18,442.


          17.  SUBSEQUENT EVENT

               In April 1999, the Company entered into joint venture arrangements regarding three completed and one substantially completed Development Community. Pursuant to each joint venture arrangement, the Company sold a 50% interest in the Development Communities to a third party. The Company realized a profit from each of the sales and earns management fees for managing each of the communities. The third party has the right to terminate the Company's management upon thirty days written notice. The third party receives a cumulative priority return on its investment from all cash flow generated by the community and any excess cash flow is shared 50% by the Company and 50% by the third party. For future periods, the Company will no longer consolidate these Development Communities into its consolidated financial statements but will recognize its investment in these Development Communities under the equity basis of accounting.

          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               A Form 8-K was filed on October 13, 1998. Under Item 4 Change in Registrant's Certifying Accountant, the Company announced the appointment of BDO Seidman, LLP as the Company's independent accountant and the Company's decision not to continue the engagement of Deloitte & Touche, LLP.

          PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The directors and executive officers of the Company are as follows:

           Name                     Age      Position

           John Luciani(1)          66       Chairman of the Board and
                                             Chief Executive Officer
           Bernard M. Rodin(2)      68       Chief Operating Officer,
                                             Chief Financial Officer,
                                             President and Director

           John W. Luciani III      46       Executive Vice President and
                                             Director

           Paul Jawin               43       General Counsel and Senior
                                             Vice President

           Dorian Luciani           43       Senior Vice President -
                                             Acquisition and Construction

           Deborah Luciani          42       Senior Vice President

           Catherine V. Merlino     34       Chief Accounting Officer and
                                             Vice President

           Edward J. Glatz          56       Vice President - Multi-
                                             Family

           Keith Marlowe            36       Secretary

           Walter Feldesman(1)(2)   81       Director

           Leslie E. Goodman(1)(2)  54       Director

           Sidney Dworkin(1)(2)     78       Director

          --------------------

          (1)  Member of the Compensation Committee
          (2)  Member of the Audit Committee

               JOHN LUCIANI, Chief Executive Officer and Chairman of the Board of Directors since January 1996, founded the earliest predecessor of the Company in 1969 with Bernard M. Rodin and has been engaged in a number of business activities and investments since 1952. Commencing in 1960, he entered into the real estate development and construction business, concentrating initially on the development, construction and sale of residential high-rise apartment buildings and single-family homes and subsequently on the acquisition and development of multi-family rental housing complexes. Since 1986, he has concentrated on the acquisition, development and financing of senior living communities for the elderly. Mr. Luciani was a general partner of three Protected Partnerships, but withdrew as a general partner prior to their filing the respective Chapter 11 Petitions.

               BERNARD M. RODIN, Chief Operating Officer, Chief Financial Officer, President and Director since October, 1998, has been engaged, since the formation of the earliest predecessor of the Company in 1969 with John Luciani, in the financing of property acquisitions by arranging for the sale of partnership interests and in property management. This activity initially focused on the Company's multi-family housing portfolio and, since 1986, on the Company's senior living communities. Mr. Rodin has a bachelor of science degree from the City University of New York. Mr. Rodin is a certified public accountant and was actively engaged in the practice of public accounting prior to 1969. Mr. Rodin was a general partner of three Protected Partnerships, but withdrew as a general partner prior to their filing the respective Chapter 11 Petitions.

               JOHN W. LUCIANI III, Executive Vice President and Director
            since June, 1996, a son of John Luciani, joined the Company in
          1975 and initially was involved in the management and operations of the Company's multi-family housing portfolio. Mr. Luciani is presently involved in the acquisition of existing senior living communities and the daily operation of the Company's senior living portfolio. Mr. Luciani graduated from Fairleigh Dickinson University with a bachelor of science degree in Accounting and a master of business administration degree in Finance. He is an active member of the American Seniors Housing Association (ASHA).

               PAUL JAWIN, General Counsel and Senior Vice President since September, 1998, a son-in-law of Bernard M. Rodin, joined the Company in May 1991. His activities primarily involve the various legal and financial aspects of the Company's business including its debt financing and matters involving the Company's equity and debt securities. Mr. Jawin is an attorney and was actively engaged in a real estate/corporate practice prior to joining the Company. Mr. Jawin graduated from Ithaca College with a bachelor of science degree in history and earned a juris doctor degree from Syracuse University School of Law.

               DORIAN LUCIANI, Senior Vice President - Acquisition and Construction since June, 1996, a son of John Luciani, joined the Company in 1977 and was initially involved in the acquisition, development and management of the Company's multi-family housing portfolio. Later, Mr. Luciani focused exclusively on the acquisition and development of the Company's senior living communities. Mr. Luciani graduated from Fairleigh Dickinson University with a bachelor of science degree in business.

               DEBORAH LUCIANI, Senior Vice President since May, 1998, a daughter of John Luciani, joined the Company in January 1992. Ms. Luciani is involved in all aspects of acquisitions, debt and equity financing and new business development of the company's senior housing portfolio. Prior to joining the Company, Ms. Luciani worked for E.F. Hutton & Company, New York and with Prudential Bache Securities, New York, as an Oil Futures Hedger to institutional clients. Ms. Luciani graduated from Boston University with a bachelor of science degree, a master of political science degree and a master of economics degree.

               CATHERINE V. MERLINO, Chief Accounting Officer since May, 1998 and Vice President since June, 1996, joined the Company in September 1993, and has since been actively involved in the financial reporting and analysis needs of the Company. Prior to joining the Company, Mrs. Merlino was a Senior Accountant from June 1989 through June 1993 and a Supervisor from June 1993 through September 1993 at Feldman Radin & Co., P.C., a public accounting firm located in New York City. Mrs. Merlino graduated from Long Island University in May 1987 with a bachelor of science degree in Accounting and became a certified public accountant in February 1992.

               EDWARD J. GLATZ, Vice President - Multi Family - since June, 1998, joined the Company in September 1992 and has been actively involved in the oversite and supervision of the third-party managing agents that manage the day-to-day operations of the Multi-Family Properties. Prior to joining the Company, Mr. Glatz performed asset management duties for Kovens Enterprises, a real estate development company, from June 1988 until September 1992.

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

               WALTER FELDESMAN, Director since June, 1996, has been Of Counsel to the law firm of Baer Marks & Upham LLP since March 1993 and for more than five years prior thereto was a partner of Summit, Rovins and Feldesman. Mr. Feldesman is currently a Director and Chairman of the Audit Committee of Sterling Bancorp and a Director of its subsidiary, Sterling National Bank & Trust Co. Mr. Feldesman is a member of the National Institute on Financial Services for Elders, the National Academy of Elder Law Attorneys, the American Association of Homes for the Aging, the National Council on the Aging and American Society on Aging. Mr. Feldesman is also special counsel on elderlaw to United Senior Health Cooperative. He has authored an article entitled "Long-Term Care Insurance Helps Preserve an Estate," and a published work entitled the "Dictionary of Eldercare Terminology". He has written two other books, "New Medicare Choices" which was published in February, 1998 and Home Care which is expected to be published in July, 1999. Mr. Feldesman has a bachelor's degree in economics from New York University. Mr. Feldesman earned an LLB from Harvard Law School.

               LESLIE E. GOODMAN, Director since June, 1996. Until December 1996 Mr. Goodman was the Area President for the North Jersey Region for First Union National Bank and a Senior Executive Vice President of First Union Corporation. From September 1990 through January 1994, he served as President and Chief Executive Officer of First Fidelity Bank, N.A., New Jersey. From January 1994 to December 1995, Mr. Goodman served as a Senior Executive Vice President and a Director of First Fidelity Bank, National Association until it was merged into First Union. From January 1990 until December 1995, he also served as Senior Executive Vice President, member of the Office of the Chairman and a Director of First Fidelity Bancorporation. He is a member of the Board of Directors and Chairman of the Audit Committee of Wawa Inc., a member of the Board of Directors of Tear Drop Golf Company, Inc. and a director of Admiralty Bank Corporation. In addition, Mr. Goodman is a member of the Board of Trustees of Rutgers University and Hackensack University Medical Center.

               SIDNEY DWORKIN, Director since June, 1998. Mr. Dworkin was one of the founders and served as President and Chairman of the Board of Revco D.S., Inc. until October 1987. Mr. Dworkin currently serves as a member of the Board of Directors of Crager Industries, Inc., Comtrex Systems, Inc., CCA Industries, Northern Technologies, International Inc., Viragen Inc. and Novapet Inc. He is also the owner and Chairman of the Board of Advanced Modular Systems, Inc., a privately-held manufacturer of modular buildings. His experience ranges across a multitude of industries including, among others, pharmaceuticals, computer hardware and software, modular housing and consumer products.

          AUDIT COMMITTEE

               The Board of Directors established an Audit Committee in June 1996. The Audit Committee is currently composed of Messrs. Rodin, Feldesman, Goodman and Dworkin. The Audit Committee's duties include reviewing internal financial information, monitoring cash flow, budget variances and credit arrangements, reviewing the audit program of the Company, reviewing with the Company's independent accountants the results of all audits upon their completion, annually selecting and recommending independent accountants, overseeing the quarterly unaudited reporting process and taking such other action as may be necessary to assure the adequacy and integrity of all financial information distributed by the Company.

          COMPENSATION COMMITTEE

               The Board of Directors established a Compensation Committee in June 1996. The Compensation Committee is currently composed of Messrs. John Luciani, Feldesman, Goodman and Dworkin. The compensation Committee recommends compensation levels of senior management and works with senior management on benefit and compensation programs for Company employees.

          SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                                                NO. OF
                                            TRANSACTIONS
                                                NOT         FAILURE TO
                              NO. OF LATE      TIMELY          FILE
                                REPORTS       REPORTED     REQUIRED FORM
                              ----------    ------------   -------------

      John Luciani                 1             1               0

      Bernard Rodin                1             1               0

      John W. Luciani III          0             1               1

      Sidney Dworkin               2             1               0

      Leslie Goodman               1             0               0

      Dorian Luciani               0             1               1

      Paul Jawin                   0             1               1

      Edward J. Glatz              0             1               1

      Deborah Luciani              0             1               1

      Catherine V. Merlino         0             1               1

      Keith Marlowe                0             1               1

          ITEM 11.  EXECUTIVE COMPENSATION

               The following table shows, as to the Chief Executive Officer and each of the four other most highly compensated executive officers information concerning compensation accrued for services to the Company in all capacities during Fiscal 1996, 1997 and 1998, respectively.

          < TABLE >



                              SUMMARY COMPENSATION TABLE


                                                   LONG-TERM
                                                 COMPENSATION
                                                    AWARDS
                                       ANNUAL     SECURITIES        ALL
                                    COMPENSATION  UNDERLYING       OTHER
     NAME AND PRINCIPAL                SALARY       OPTIONS    COMPENSATION
     POSITION                 YEAR       ($)          (#)           ($)
     ------------------       ----   ----------   -----------    --------

     John Luciani,
     Chairman of the Board
     and Chief Executive     Fiscal
     Officer(1)  . . . . .    1996    $500,000        --          $497,000

                             Fiscal
                              1997    $600,000                   1,566,000

                             Fiscal
                              1998    $600,000        --            --
     Bernard M. Rodin,
     Chief Operating
     Officer, Chief
     Financial Officer,
     President and           Fiscal
     Director(1) . . . . .    1996    $500,000        --         $497,000

                             Fiscal
                              1997    $600,000        --        1,566,000

                             Fiscal
                              1998    $600,000        --            --

     John W. Luciani, III,
     Executive Vice
     President and           Fiscal
     Director  . . . . . .    1996    $350,000

                             Fiscal
                              1997    $353,846        --            --

                             Fiscal
                              1998    $375,000      50,000          --

     Dorian Luciani,         Fiscal
     Senior Vice President    1996    $350,000        --            --

                             Fiscal
                              1997    $353,846        --            --

                             Fiscal
                              1998    $375,000      50,000          --

     Paul Jawin, General
     Counsel and Senior      Fiscal
     Vice President  . . .    1996    $325,000        --            --

                                                   LONG-TERM
                                                 COMPENSATION
                                                    AWARDS
                                       ANNUAL     SECURITIES        ALL
                                    COMPENSATION  UNDERLYING       OTHER
     NAME AND PRINCIPAL                SALARY       OPTIONS    COMPENSATION
     POSITION                 YEAR       ($)          (#)           ($)
     ------------------       ----   ----------   -----------    --------

                             Fiscal
                              1997    $344,327        --            --

                             Fiscal
                              1998    $365,000      50,000          --


          --------------------
          (1) Messrs. Luciani and Rodin received dividends and distributions from the Company's predecessors but did not receive salaries. As of April 1, 1996 a salary for each of Messrs. Luciani and Rodin was established at the rate of $600,000 per year. In fiscal 1996 such officers also received $397,000 each as a dividend and $100,000 each for the period from February 1, 1996 until April 1, 1996, which was in the form of a dividend but which is classified as officers' compensation for financial statement purposes. In January 1998, such officers received a non-cash distribution for the release of previously assigned collateral of $1,566 each.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

               The Board of Directors established a Compensation Committee in June 1996. The Compensation Committee currently consists of Messrs. Luciani, Feldesman, Goodman and Dworkin. None of the executive officers of the Company currently serves on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions. For a description of transactions between the Company and members of the Compensation Committee or their affiliates, see "Certain Transactions."

          DIRECTOR COMPENSATION

               The Company pays each Director who is not an employee of the Company $500.00 per telephonic Board meeting attended and $1,000.00 per Board meeting personally attended. All Directors are reimbursed by the Company for their out-of-pocket expenses incurred in connection with attendance at meetings of, and other activities related to service on, the Board of Directors or any Board Committee.

          STOCK PLANS

               1996 STOCK OPTION AND PERFORMANCE AWARD PLAN

               The Company has adopted the 1996 Stock Option and Performance Award Plan (the "Plan"), which authorizes the grant to officers, key employees and directors of the Company and any parent or subsidiary of the Company of incentive or non-qualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. Under the Plan, directors who are not employees of the Company may not be granted incentive stock options. The Company plans to reserve 2,500,000 shares of Common Stock for issuance pursuant to the Plan. Shares issued pursuant to the Plan are subject to certain transfer restrictions.

               The Plan is administered by the Board of Directors. The Board of Directors determines the prices and terms at which options may be granted. Options may be exercisable in installments over the option period, but no options may be exercised after ten years from the date of grant. Stock appreciation rights may be granted in tandem with options or separately.

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


                          OPTION GRANTS IN LAST FISCAL YEAR

               Individual Grants
                                     Number of      % of Total
                                    Securities       Options
                                    Underlying      Granted to   Exercise
                                  Options Granted  Employees in    Price
                   Name               (#) (1)      Fiscal Year   ($/share)
                   ----           ---------------  ------------  --------

           John W. Luciani III        50,000          10.53%       8.50

           Dorian Lucian              50,000          10.53%       8.50

           Paul Jawin                 50,000          10.53%       8.50



                                                 Potential Realized
                                                  Value at Assumed
                                                Annual Rates of Stock
                                               Price Appreciation for
                                                     Option Term
                                  Expiration   ---------------------
                   Name              Date            5%       10%
                   ----           ----------         --       --

           John W. Luciani III     11/18/08       267,280    677,341

           Dorian Lucian           11/18/08       267,280    677,341

           Paul Jawin              11/18/08       267,280    677,341



          (1) As of January 31, 1999, options to acquire 475,000 shares had been granted under the plan with an exercise price of $8.50 per share. 20% of such options vest immediately and 20% will vest each year thereafter for the next four years. Such options expire November 18, 2008.

          AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                          Number of Securities
                                          Underlying Exercised
                                       Options at Fiscal Year End

                               Shares Acquired   Value Realized
                  Name         on Exercise (#)        ($)       Exercisable
           ------------------  ---------------   -------------  ----------

          John W. Luciani III         0                0          10,000

          Dorian Luciani              0                0          10,000

          Paul Jawin                  0                0          10,000



                                        Value of Unexercised
                                        In-The-Money Options
                                         at Fiscal Year End


                   Name              Exercisable     Unexercisable
                   ----              -----------     -------------
          John W. Luciani III             0                0

          Dorian Luciani                  0                0

          Paul Jawin                      0                0


          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

               The following table sets forth certain information as of April 26, 1999 concerning (i) persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock, (ii) the ownership interest of each director and executive officer of the Company listed in the compensation table and (iii) by all directors and executive officers as a group. Note: stock options are considered presently exercisable if exercisable within 60 days of April 26, 1999.

          < TABLE >


                                                 AMOUNT AND NATURE
      NAME AND ADDRESS OF                          OF BENEFICIAL     PERCENT OF
       BENEFICIAL OWNER           STATUS             OWNERSHIP        CLASS(1)
      -------------------         ------         -----------------     -------
     John Luciani         Chairman of the Board
                          and Chief Executive
                          Officer              7,326,970 shares        41.16%

     Bernard M. Rodin     Chief Operating
                          Officer, Chief
                          Financial Officer,
                          President and
                          Director             7,326,970 shares        41.16%
     John W. Luciani III  Executive Vice
                          President and
                          Director              10,000 shares(2)        0.06%

     Dorian Luciani       Senior Vice President 10,000 shares(2)        0.06%

     Paul Jawin           General Counsel and
                          Senior Vice President 10,000 shares(2)        0.06%

     All directors and
     officers as a group                    14,708,940 shares(3)       82.38%

    (1) Based upon 17,800,000 shares of common stock outstanding on April 26, 1999. Percentage ownership is calculated separately for each person or group on the basis of the actual number of outstanding shares as of such date, and assumes the exercise of certain stock options held by such person or group (but not by anyone else) exercisable within sixty days of April 26, 1999.
    (2)  Includes presently exercisable options to purchase 10,000 shares.
    (3)  Includes presently exercisable options to purchase 55,000 shares.

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

               Messrs. Luciani and Rodin, the Chairman of the Board and President of the Company, respectively, and entities controlled by them serve as general partners (with interests ranging between 1% and 2%) of partnerships directly and indirectly owning Multi-Family Properties and on account of such general partner status have personal liability for recourse partnership obligations and own small equity ownership interests in the partnerships. The Company holds (i) notes, aggregating $100.8 million, net of deferred income, as of January 31, 1999, that are secured by the limited partnership interests in such partnerships and (ii) other partnership receivables aggregating $59.9 million from such partnerships at January 31, 1999. Messrs. Luciani and Rodin have provided personal guarantees for certain of the Company's Investor Note Debt and Unsecured Debt, and the obligations thereunder may continue. The aggregate amount of such debt personally guaranteed by each of Messrs. Luciani and Rodin is approximately $32.5 million. In addition, Messrs. Luciani and Rodin and certain employees will devote a limited portion of their time to overseeing the third-party managers of Multi-Family Properties and one senior living community in which the Company has financial interests in that it holds the related Purchase Notes, but in which Messrs. Luciani and Rodin have equity interests and the Company does not.

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

               During Fiscal 1997 and 1998 the Company paid to Francine Rodin, the wife of Bernard M. Rodin, the Company's Chief Operating Officer, Chief Financial Officer, President and a Director, $132,885 and $153,008, respectively, as fees for introducing to the Company broker/dealers that have assisted the Company in its Syndications of partnership interests and in placing other securities offered by the Company. Mrs. Rodin will receive a fee with respect to any future sales through such broker/dealers of such Syndicated partnership interests and other securities offered by the Company. During Fiscal 1996, Mrs. Rodin received consulting fees of $49,435 in connection with coordinating the Company's marketing efforts and travel arrangements. Mrs. Rodin has been an employee of the Company for the entire fiscal years ended January 31, 1998 and 1999 and performs similar services.

               Walter Feldesman, a Director of the Company, is Of Counsel to the law firm of Baer Marks & Upham LLP, which acts as counsel to the Company from time to time. In addition, Mr. Feldesman is a director of Sterling National Bank & Trust Co. which has entered into a revolving credit agreement with the Company which permits the Company to borrow up to $8,000,000, of which $3,199,002 was outstanding at January 31, 1999

               Michele R. Jawin, the daughter of Mr. Rodin and wife of Paul Jawin, the Company's General Counsel and a Senior Vice President, is Of Counsel to Thelen Reid & Priest LLP, which acts as securities counsel to the Company.

          PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  Please refer to Item 8, "Financial Statements and
               Supplementary Data" for a complete listing of all consolidated financial statements and financial statement schedules.

           (b) Exhibits: Reference is made to the Exhibit Index commencing on page 77.

                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GRAND COURT LIFESTYLES, INC.

                                             /s/ Bernard M. Rodin
                                             --------------------
                                             Bernard M. Rodin
                                             Chief Financial Officer and
                                               Vice President

          Dated:    May 3, 1999


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                     Title               Date
            ----------------------       --------------------      ------

          /s/ John Luciani             Chairman of the Board       May 3, 1999
          ----------------             of Directors and
          John Luciani                 Chief Executive Officer
                                       (Principal Executive
                                       Officer)

          /s/ Bernard M. Rodin         President, Chief            May 3, 1999
          --------------------         Operating Officer,
          Bernard M. Rodin             Chief Financial Officer
                                       and Director (Principal
                                       Financial and
                                       Accounting Officer)

          /s/ John W. Luciani, III     Executive Vice              May 3, 1999
          ------------------------     President and Director
          John W. Luciani, III

          /s/ Walter Feldesman         Director                    May 3, 1999
          --------------------
          Walter Feldesman

          /s/ Leslie E. Goodman        Director                    May 3, 1999
          ---------------------
          Leslie E. Goodman

          /s/ Sidney Dworkin           Director                    May 3, 1999
          ------------------
          Sidney Dworkin

                                    EXHIBIT INDEX


           *2.1     --   Consolidation Agreement dated as of April 1, 1996
                         among John Luciani, Bernard M. Rodin, J&B
                         Management Company and the Company.
           *2.1(a)  --   First Amendment dated as of April 1, 1996 to
                         Consolidation Agreement dated as of April 1, 1996
                         among John Luciani, Bernard M. Rodin, J&B
                         Management Company and the Company.
           *2.1(b)  --   Second Amendment dated as of April 1, 1996 to
                         Consolidation Agreement dated as of April 1, 1996
                         among John Luciani, Bernard M. Rodin, J&B
                         Management Company and the Company.
           *2.1(c)  --   Third Amendment dated as of April 1, 1996 to
                         Consolidation Agreement dated as of April 1, 1996
                         among John Luciani, Bernard M. Rodin, J&B
                         Management Company and the Company.
           *2.1(d)  --   Fourth Amendment dated as of April 1, 1996 to
                         Consolidation Agreement dated as of April 1, 1996
                         among John Luciani, Bernard M. Rodin, J&B
                         Management Company and the Company.
           *2.1(e)  --   Fifth Amendment dated as of April 1, 1996 to
                         Consolidation Agreement dated as of April 1, 1996
                         among John Luciani, Bernard M. Rodin, J&B
                         Management Company and the Company.
           *2.1(f)  --   Sixth Amendment dated as of April 1, 1996 to
                         Consolidation Agreement dated as of April 1, 1996
                         among John Luciani, Bernard M. Rodin, J&B
                         Management Company and the Company.
           *2.2(a)  --   Merger Agreement dated as of April 1, 1996 between
                         Leisure Centers, Inc. and the Company.
           *2.2(b)  --   Merger Agreement dated as of April 1, 1996 between
                         Leisure Centers Development, Inc. and the Company.
           *2.2(c)  --   Merger Agreement dated as of April 1, 1996 between
                         J&B Management Corp. and the Company.
           *2.2(d)  --   Merger Agreement dated as of April 1, 1996 between
                         Wilmart Development Corp. and the Company.
           *2.2(e)  --   Merger Agreement dated as of April 1, 1996 between
                         Sulgrave Realty Corporation and the Company.
           *2.2(f)  --   Merger Agreement dated as of April 1, 1996 between
                         Riv Development Inc. and the Company.
           *3.1     --   Restated Certificate of Incorporation of the
                         Company.
           *3.2     --   By-Laws of the Company.
            4.0     --   Indenture, dated October 1, 1998, between the
                         Company and The Bank of New York (the
                         "Indenture").
            4.1     --   Officer's Certificate, dated as of December 24,
                         1998, under Section 301 of the Indenture, with
                         form Note attached.
            4.2     --   Supplemental Officer's Certificate, dated March
                         12, 1999, under the Indenture.
         +*10.1     --   1996 Stock Option and Performance Award Plan.
          *10.2(a)  --   Loan Agreements dated as of November 25, 1996, by
                         and between Leisure Centers LLC-1 and Bank United
                         relating to financing of the Corpus Christi, Texas
                         property.
          *10.2(b)  --   Guaranty Agreement, dated as of November 25, 1996,
                         between the Company and Bank United relating to
                         financing of the Corpus Christi, Texas property.
          *10.2(c)  --   Loan Agreement, dated as of January 29, 1997, by
                         and between Leisure Centers LLC-1 and Bank United
                         relating to financing of the Temple, Texas
                         property.
          *10.2(d)  --   Guaranty Agreement, dated as of January 29, 1997,
                         between the Company and Bank United relating to the financing of the Temple, Texas property.

          *10.3     --   Master Development Agreement dated September 18,
                         1996 between Capstone Capital Corp. and the
                         Company.
          *10.4(a)  --   Form of 12% Debenture due June 16, 2000 - Series
          1.
          *10.4(b)  --   Form of 12% Debenture due April 15, 1999 - Series
                         2.
          *10.4(c)  --   Form of 11% Debenture due December 31, 1996 -
                         Series 3.
          *10.4(d)  --   Form of 11.5% Debenture due April 15, 2000 -
                         Series 4.
          *10.4(e)  --   Form of 12% Debenture due January 15, 2003 -
                         Series 5.
          *10.4(f)  --   Form of 12% Debenture due April 15, 2003 - Series
                         6.
          *10.4(g)  --   Form of 11% Debenture due January 15, 2002 -
                         Series 7.
          *10.4(h)  --   Form of 11% Debenture due January 15, 2002 -
                         Series 8.
          *10.4(i)  --   Form of 12% Debenture due September 15, 2001 -
                         Series 9.
          *10.4(j)  --   Form of 12% Debenture due January 15, 2004 -
                         Series 10.
          *10.4(k)  --   Form of 12% Debenture due June 30, 2004 - Series
                         11.
          *10.5(a)  --   Bank Agreement dated August 14, 1990 between The
                         Bank of New York and the Company with respect to
                         12% Debentures, Series 1.
          *10.5(b)  --   First Amendment dated as of August 21, 1992 to
                         Bank Agreement dated August 14, 1990 between The
                         Bank of New York and the Company with respect to
                         12% Debentures, Series 1.
           10.5(c)  --   Amendment No. 2, dated as of April 15, 1997, to
                         Bank Agreement dated August 14, 1990 between The
                         Bank of New York and the Company with respect to
                         12% Debentures, Series 1.
           10.5(d)  --   Amendment No. 3, dated as of June 26, 1998, to
                         Bank Agreement dated August 14, 1990 between The
                         Bank of New York and the Company with respect to
                         12% Debentures, Series 1.
          *10.5(e)  --   Bank Agreement dated October 11, 1991 between The
                         Bank of New York and the Company with respect to
                         12% Debentures, Series 2.
           10.5(f)  --   Amendment No. 1, dated as of December, 1996, to
                         Bank Agreement dated as of October 11, 1991
                         between The Bank of New York and the Company with
                         respect to 12% Debentures, Series 2.
           10.5(g)  --   Amendment No. 2, dated as of June 26, 1998, to
                         Bank Agreement dated as of October 11, 1991
                         between The Bank of New York and the Company with
                         respect to 12% Debentures, Series 2.
          *10.5(h)  --   Bank Agreement dated October 17, 1991 between The
                         Bank of New York and the Company with respect to
                         11% Debentures, Series 3.
           10.5(i)  --   Amendment No. 1, dated as of December, 1996, to
                         Bank Agreement dated as of October 17, 1991
                         between The Bank of New York and the Company with
                         respect to 11% Debentures, Series 3.
           10.5(j)  --   Amendment No. 2, dated as of June 26, 1998, to
                         Bank Agreement dated as of October 17, 1991
                         between The Bank of New York and the Company with
                         respect to 11% Debentures, Series 3.
          *10.5(k)  --   Bank Agreement dated April 1, 1992 between The
                         Bank of New York and the Company with respect to
                         11.5% Debentures, Series 4.
           10.5(l)  --   Amendment No. 1, dated as of April 15, 1997, to
                         Bank Agreement dated as of April 1, 1992 between
                         The Bank of New York and the Company with respect
                         to 11.5% Debentures, Series 4.
           10.5(m)  --   Amendment No. 2, dated as of June 26, 1998, to
                         Bank Agreement dated as of April 1, 1992 between
                         The Bank of New York and the Company with respect
                         to 11.5% Debentures, Series 4.
          *10.5(n)  --   Bank Agreement dated October 30, 1992 between The
                         Bank of New York and the Company with respect to 12% Debentures, Series 5.

           10.5(o)  --   Amendment No. 1, dated as of April 15, 1997, to
                         Bank Agreement dated as of October 30, 1992
                         between The Bank of New York and the Company with
                         respect to 12% Debentures, Series 5.
           10.5(p)  --   Amendment No. 2, dated as of June 26, 1998, to
                         Bank Agreement dated as of October 30, 1992
                         between The Bank of New York and the Company with
                         respect to 12% Debentures, Series 5.
          *10.5(q)  --   Bank Agreement dated May 24, 1993 between The Bank
                         of New York and the Company with respect to 12%
                         Debentures, Series 6.
           10.5(r)  --   Amendment No. 1, dated as of December, 1996, to
                         Bank Agreement dated as of May 24, 1993 between
                         The Bank of New York and the Company with respect
                         to 12% Debentures, Series 6.
           10.5(s)  --   Amendment No. 2, dated as of June 26, 1998, to
                         Bank Agreement dated as of May 24, 1993 between
                         The Bank of New York and the Company with respect
                         to 12% Debentures, Series 6.
          *10.5(t)  --   Bank Agreement dated October 27, 1993 between The
                         Bank of New York and the Company with respect to
                         11% Debentures, Series 7.
          *10.5(u)  --   First Amendment dated November 29, 1993 to Bank
                         Agreement dated October 27, 1993 between The Bank
                         of New York and the Company with respect to 11%
                         Debentures, Series 7.
           10.5(v)  --   Amendment No. 2, dated as of April 15, 1997, to
                         Bank Agreement dated as of October 27, 1993
                         between The Bank of New York and the Company with
                         respect to 11% Debentures, Series 7.
           10.5(w)  --   Amendment No. 3, dated as of June 26, 1998,to Bank
                         Agreement dated as of October 27, 1993 between The
                         Bank of New York and the Company with respect to
                         11% Debentures, Series 7.
          *10.5(x)  --   Bank Agreement dated November 29, 1993 between The
                         Bank of New York and the Company with respect to
                         11% Debentures, Series 8.
           10.5(y)  --   Amendment No. 1, dated as of April 15, 1997, to
                         Bank Agreement dated as of November 29, 1993
                         between The Bank of New York and the Company with
                         respect to 11% Debentures, Series 8.
           10.5(z)  --   Amendment No. 2, dated as of June 26, 1998, to
                         Bank Agreement dated as of November 29, 1993
                         between The Bank of New York and the Company with
                         respect to 11% Debentures, Series 8.
          *10.5(aa) --   Bank Agreement dated September 12, 1994 between
                         The Bank of New York and the Company with respect
                         to 12% Debentures, Series 9.
           10.5(bb) --   Amendment No. 1, dated as of April 15, 1997, to
                         Bank Agreement dated as of September 12, 1994
                         between The Bank of New York and the Company with
                         respect to 12% Debentures, Series 9.
           10.5(cc) --   Amendment No. 2, dated as of June 26, 1998, to
                         Bank Agreement dated as of September 12, 1994
                         between The Bank of New York and the Company with
                         respect to 12% Debentures, Series 9.
          *10.5(dd) --   Bank Agreement dated July 12, 1995 between The
                         Bank of New York and the Company with respect to
                         12% Debentures, Series 10.
           10.5(ee) --   Amendment No. 1, dated as of June 26, 1998, to
                         Bank Agreement dated as of July 12, 1995 between
                         The Bank of New York and the Company with respect
                         to 12% Debentures, Series 10.
          *10.5(ff) --   Bank Agreement dated July 25, 1997 between the
                         Bank of New York and the Company with respect to
                         12% Debentures, Series 11.
           10.5(gg) --   Amendment No. 1, dated as of June 26, 1998, to
                         Bank Agreement dated as of July 25, 1997 between
                         The Bank of New York and the Company with respect
                         to 12% Debentures, Series 11.
          *10.6(a)  --   Form of Short-term Step-up Bond due March 15, 2001
                         - Series 1.

          *10.6(b)  --   Form of 12.375% Bond due April 15, 2003 - Series
                         2.
          *10.7(a)  --   Bank Agreement between The Bank of New York and
                         the Company with respect to Short-term Step-up
                         Bonds - Series 1.
          *10.7(b)  --   Bank Agreement between The Bank of New York and
                         the Company with respect to 12.375% Bonds -Series
                         2.
          *10.8     --   Revolving Credit Agreement dated as of May 7, 1985
                         between Sterling National Bank & Trust Company and
                         the Company.
          *10.9     --   Assumption Agreement dated as of September 10,
                         1996 among Sterling National Bank & Trust, the
                         Company, Bernard M. Rodin and John Luciani.
          *10.9(a)  --   First Amendment to Assumption Agreement dated as
                         of September 10, 1996 among Sterling National Bank
                         & Trust, the Company, Bernard M. Rodin and John
                         Luciani.
          *10.9(b)  --   Second Amendment to Assumption Agreement among
                         Sterling National Bank, formerly known as Sterling
                         National Bank & Trust Company, the Company,
                         Bernard M. Rodin and John Luciani
          *10.10(a) --   Form of 13.125% Retirement Financing Notes - III,
                         due October 31, 2001.
          *10.10(b) --   Form of 13.125% Retirement Financing Notes - IV,
                         due March 31, 2002.
          *10.10(c) --   Form of 13.125% Retirement Financing Notes - V,
                         due June 30, 2003.
          *10.10(d) --   Form of 13.125% Retirement Financing Notes - VI,
                         due April 15, 2001.
          *10.10(e) --   Form of 13.125% Retirement Financing Notes - VII,
                         due October 15, 2002.
          *10.11(a) --   Bank Agreement dated as of September 6, 1996
                         between the Bank of New York and the Company with
                         respect to 13.125% Retirement Financing Notes -
                         III.
          *10.11(b) --   Bank Agreement dated as of October 22, 1996
                         between the Bank of New York and the Company with
                         respect to 13.125% Retirement Financing Notes -
                         IV.
          *10.11(c) --   Bank Agreement dated as of May 14, 1997 between
                         the Bank of New York and the Company with respect
                         to 13.125% Retirement Financing Notes - V.
          *10.11(d) --   Bank Agreement dated as of November 6, 1997
                         between the Bank of New York and the Company with
                         respect to 13.125% Retirement Financing Notes -
                         VI.
          *10.11(e) --   Bank Agreement dated as of November 20, 1997
                         between Bank of New York and the Company with
                         respect to 13.125% Retirement Financing Notes -
                         VII.
          *10.12    --   Warrant Agreement
           10.13    --   Form of Amended and Restated Regulations and
                         Operating Agreement.
           21       --   List of Subsidiaries of the Company.
           27.1     --   Financial Data Schedule for the period ended
                         January 31, 1999.
          ----------------
            * Previously filed in Registration Statement No. 333-05955.
          (+) Management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by item 601(b)(10)(iii) of Regulation S-K.