Form 10-Q
period 1999-04-30
GRAND COURT LIFESTYLES INC
filed 1999-06-14
CIK 1016741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.

         At June 7, 1999, the Company had 17,684,000 shares of Common Stock, $.01 par value, outstanding.

                          GRAND COURT LIFESTYLES, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED APRIL 30, 1999


                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements and Supplementary Data....................       2

         Consolidated Balance Sheets as of January 31, 1999 and April 30, 1999

         Consolidated Statements of Operations for the three months ended April 30, 1998 and 1999 Consolidated Statements of Cash Flows for the three months ended April 30, 1998 and 1999

         Notes to Consolidated Financial Statements

Item 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................    10

Item 3:  Quantitative and Qualitative Disclosures about Market Risk......    25

PART II - OTHER INFORMATION

Item 2:           Changes in Securities and Use of Proceeds.............     26
Item 6:           Exhibits and Reports on Form 8-K......................     26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)
--------------------------------------------------------------------------------


                                                                       April 30,
                                                       January 31,   (Unaudited)
                                                     --------------   ---------

                                                          1999           1999
                                                     --------------  ----------

ASSETS

Cash and cash equivalents.........................      $ 22,784       $ 19,125

Notes and receivables - net.......................       227,104        232,677

Investments in partnerships.......................         4,945          8,038

Construction in progress..........................        11,617          9,184

Property, buildings and equipment - net...........        35,294         25,090

Other assets - net................................        17,570         20,134
                                                       ----------    ----------

Total assets......................................      $319,314       $314,248
                                                       ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Loans and accrued interest payable................      $169,781       $170,854

Construction and mortgage loans payable...........        35,286         25,870

Notes and commissions payable.....................         4,158          4,397

Other liabilities.................................         5,767          7,667

Deferred income...................................        68,596         68,264
                                                       ---------     ----------

Total liabilities.................................       283,588        277,052
                                                       ---------     ----------

Commitments and contingencies.....................

Stockholders' equity..............................

Preferred Stock, $.001 par value - authorized,
15,000 shares; none issued and outstanding........            --             --

Common Stock, $.01 par value - shares authorized
40,000 ; shares issued 17,800 ....................           178            178

Paid-in capital...................................         73,451        73,451

Treasury Stock - 20 shares at cost                             --          (138)

Accumulated deficit...............................        (37,903)      (36,295)
                                                       ----------    ----------

TOTAL STOCKHOLDERS' EQUITY........................         35,726        37,196
                                                       ----------    ----------

Total liabilities and stockholders' equity........       $319,314      $314,248
                                                       ==========    ==========

See Notes to Consolidated Financial Statements.

GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share data)
--------------------------------------------------------------------------------



                                                        Three months ended
                                                             April 30,
                                                            (unaudited)
                                                  ------------------------------


                                                        1998           1999
                                                  ---------------  -------------
Revenues:
   Sales....................................             $10,480     $18,215
   Syndication fee income...................               2,175       1,854
   Deferred income earned...................                 208         155
   Interest income..........................               3,889       2,826
   Property management fees from related
   parties..................................                 988       1,083
   Equity in earnings from partnerships.....                 158         171
   Senior living  revenues..................                 418       2,562
   Other income                                              685          --
                                                        --------     --------
                                                          19,001      26,866
                                                        --------     --------

Cost and Expenses:
   Cost of sales............................               8,366      10,144
   Selling..................................               2,110       1,556
   Interest.................................               5,470       5,711
   General and administrative...............               2,524       2,991
   Senior living operating expenses.........                 946       2,943
   Officers' compensation...................                 300         300
   Depreciation and amortization............               1,087       1,613
                                                         --------   --------
                                                          20,803      25,258
                                                         --------   --------
Net (loss) income...........................             (1,802)       1,608
                                                         ========   ========
(Loss) income per common share (basic and
diluted)....................................               (.11)         .09
                                                         ========   ========
Weighted average common shares..............             $16,384     $17,796
                                                         ========   ========

See Notes to Consolidated Financial Statements.

GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
--------------------------------------------------------------------------------


                                                    Three months ended April 30,
                                                             (unaudited)
                                                    ----------------------------

                                                         1998         1999
                                                    ------------- -------------
Cash flows used from operating activities:

   Net (loss) income.................................. $  (1,802)   $  1,608
                                                       ---------    --------
   Adjustments to reconcile net (loss) income to
      net cash used by
      operating activities:
      Depreciation and amortization...................     1,087       1,613
      Deferred income earned..........................      (208)       (155)
   Changes in operating assets and liabilities:
      Accrued interest on notes and receivables ......     7,587       9,900
      Notes and receivables...........................   (24,496)    (15,472)
      Commissions payable.............................     1,637         333
      Other liabilities...............................    11,440       1,900
      Deferred income.................................      (240)       (177)
                                                       ---------     -------
                                                          (3,193)     (2,058)
                                                       ---------     -------
        Net cash used by operating activities.........    (4,995)       (450)
                                                       ---------     -------

Cash flows used from investing activities:
   Increase in investments............................     (339)       (318)
    Cost of investment sold ..........................        --       2,429
   Building, furniture and equipment..................   (2,798)        (496)
   Construction in progress...........................   (1,259)      (4,052)
                                                       --------      -------
      Net cash used by investing activities...........   (4,396)      (2,437)
                                                       --------      -------
Cash flows provided (used) by financing
activities:
   Payments on loans payable..........................   (5,351)     (23,719)
   Proceeds from loans payable .......................    10,779      24,792
   Proceeds from construction loan payable............     2,469       2,320
   (Increase) in other assets.........................      (168)     (3,933)
   Payments of notes payable..........................      (205)        (94)
    Purchase for treasury stock.......................        --        (138)
   Net proceeds from initial public offering .........    22,414          --
                                                        --------    --------
   Net cash provided (used) by financing
   activities.........................................    29,938        (772)
                                                        --------    --------
(Decrease) increase in cash and cash equivalents......    20,547     (3,659)
Cash and cash equivalents, beginning of period........    11,964      22,784
                                                        --------    --------
Cash and cash equivalents, end of period..............    32,511      19,125
                                                        ========    ========

Supplemental information:

Interest paid.........................................  $  5,266    $  6,132
                                                        ========    ========



See Notes to Consolidated Financial Statements.

GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

         The accompanying consolidated financial statements of Grand Court Lifestyles, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the periods ended April 30, 1998 and 1999 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. Certain amounts in the prior period have been reclassified to conform with current year presentation. These consolidated financial statements should be read in connection with the financial statements and notes included thereto in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999. The Company has no items of comprehensive income.

         Unless the context otherwise requires, (i) all references herein to a "Fiscal" year refer to the fiscal year beginning on February 1 of that year (for example, "Fiscal 1998" refers to the fiscal year beginning on February 1, 1998) and (ii) all references to the Company, include the Company, its subsidiaries and its predecessors taken as a whole.

1.       NEWLY DEVELOPED COMMUNITIES

         The Company completed construction of seven senior living communities (each a "Development Community"), all of which are in their initial lease-up phase. Four of these Development Communities were developed as part of its development financing arrangement with Capstone Capital Corporation ("Capstone") and are leased to and operated by the Company. These four communities contain a total of 552 apartment units offering both independent and assisted living services. The three remaining completed Development Communities contain a total of 410 apartment units offering both independent and assisted living services.

         In April 1999, the Company entered into joint venture arrangements regarding three completed and one substantially completed
         Development Communities, two of such joint venture arrangements being effective as of April 1, 1999 and the other two being effective as of May 1, 1999. Pursuant to each joint venture arrangement, the Company sold a 50% interest in the Development Communities to a third party. The Company realized a profit from each of the sales and earns management fees for managing each of the communities. The third party has the right to terminate the Company's management upon thirty days written notice. The third party receives a cumulative priority return on its investment from all cash flow generated by the community and any excess cash flow is shared 50% by the Company and 50% by the third party. For future periods, the Company will no longer consolidate into its consolidated financial statements the Development Communities that are subject to joint venture arrangements but will recognize its investment in these Development Communities under the equity basis of accounting.

         In addition, the Company has commenced construction on three additional Development Communities and has substantially completed construction on a fourth senior living community, which substantially completed community was the subject of the above-mentioned joint venture arrangements.

2.       CAPITALIZATION

         In March 1998, in an initial public offering of its common stock, the Company sold 2,800 shares of its common stock at a price of $9.50 per share. The net proceeds, after deducting for all offering expenses, that the Company received as a result of this offering was $22,300. The Company intends to use approximately $19,300 of the net proceeds to finance the development of new senior living communities and the remaining $3,000 for working capital. As of April 30, 1999, $10,200 has been used to finance the development of new senior living communities and $1,600 has been used for working capital. The Company purchased a series of treasury bills with the remaining net proceeds pending application of such funds to the intended uses.

         In March 1999, the Board of Directors authorized the Company to purchase up to 300 shares of the Company's common stock at prevailing rates. As of April 30, 1999, the Company purchased 20 of such shares.

3.       COMMITMENTS AND CONTINGENCIES

         The Company rents office space under a lease expiring February 2000. Annual rent under such lease is approximately $206. The Company entered into a ten year lease for additional office space, commencing September 1, 1991. The annual rent is approximately $330.

         The Company's revenues have been, and are expected to continue to be, primarily derived from the sales of partnership interests ("Syndications") of partnerships it organizes to acquire existing senior living communities (each, an "Owning Partnership"). In a typical Syndication, the Company identifies a senior living community suitable for acquisition and forms an Owning Partnership (in which it is the managing general partner and initially owns all of the partnership interests) to acquire the property. Another partnership (the "Investing Partnership") is also formed (in which the Company is also the general partner with a 1% interest) to purchase from the Company a 99% partnership interest in the Owning Partnership (the "Purchased Interest"), leaving the Company with a 1% interest in the Owning Partnership and a 1% interest in the Investing Partnership. The purchase price for the Purchased Interest is paid in part in cash and in part by a note from the Investing Partnership with a term of approximately five years ( a "Purchase Note"). Limited partners purchase partnership interests in the Investing Partnership by agreeing to make capital contributions over approximately five years to the Investing Partnership, which allows the Investing Partnership to pay the purchase price for the Purchased Interest, including the Purchase Note. The limited partnership agreement of the Investing Partnership provides that the limited partners are entitled to receive, for a period not to exceed five years, distributions equal to between 11% and 12% per annum of their then paid-in scheduled capital contributions. Although the Company incurs certain costs in connection with acquiring a community and arranging for the Syndication of partnership interests, the Company makes a profit on the sale of the Purchased Interest. In addition, as part of the purchase price for the Purchased Interest paid by the Investing Partnership, the Company receives a 40% interest in sale and refinancing proceeds after certain priority payments to the limited partners. The Company also enters into a management contract with the Owning Partnership pursuant to which the Company agrees to manage the senior living community. As part of the management fee arrangements, the management contract requires the Company, for a period not to exceed five years, to pay to the Owning Partnership (to the extent that cash flows generated by the property are insufficient) amounts sufficient to fund (i) any operating cash deficiencies of such Owning Partnership and (ii) any part of such 11% to 12% return not paid from cash flow from the related property (which the Owning Partnerships distribute to the Investing Partnerships for distribution to limited partners) (collectively, the "Management Contract Obligations"). The Company, therefore, has no direct obligation to pay specified returns to limited partners. Rather, the Company is obligated pursuant to the management contract to pay to the Owning Partnership amounts sufficient to make the specified returns to the limited partners, to the extent the cash flows generated by the property are insufficient to do so. The Owning Partnership then distributes these amounts to the Investing Partnership which, in turn, distributes these amounts to the limited partners. As a result of the Management Contract Obligations, the Company and its stockholders bear the risks of operations and financial viability of the related property for such five-year period. The management contract, however, rewards the Company for successful management of the property by allowing the Company to retain any cash flow generated by the property in excess of the amount needed to satisfy the Management Contract Obligations as an incentive management fee. After the initial five-year period, the limited partners are entitled to the same specified rate of return, but only to the extent there is sufficient cash flow from the property, and any amounts of cash flow available after payment of the specified return to limited partners are shared as follows: 40% to the Company as an incentive management fee and 60% for distribution to the limited partners. The management contract is not terminable during this initial five-year period and is terminable thereafter by either party upon thirty to sixty days notice. The Company has arranged for the acquisition of the Syndicated senior living communities that it manages by utilizing mortgage financing and by arranging for Syndications of Investing Partnerships formed to acquire interests in the Owning Partnerships that own the senior living communities. The Syndicated senior living communities managed by the Company are owned by the respective Owning Partnerships and not by the Company. The Company is the managing general partner of all but one of the Owning Partnerships and manages all of the senior living communities in its portfolio. The Company is the general partner of most of the senior living Investing Partnerships. The mortgage financing of the Syndicated Communities and Syndicated Multi-Family Properties are generally without recourse to the general credit or assets of the Company except with respect to certain specified obligations, including, for example, costs incurred for the correction of hazardous environmental conditions. However, except for such non-recourse obligations, as a general partner, the Company, or a wholly-owned entity formed solely to be the general partner, is fully liable for all partnership obligations, including those presently unknown or unobserved, and unknown or future environmental liabilities. The cost of any such obligations or claims, if partially or wholly borne by the Company, could adversely affect the Company's business, operating results and financial condition. Although most of the mortgage loans are non-recourse, (i) the Company is liable as a general partner for approximately $12,738 in principal amount of mortgage debt relating to six Syndicated Communities and (ii) wholly-owned entities (whose only asset is a specific general partner interest) are liable as general partners for approximately $39,063 in principal amount of mortgage debt relating to eight Syndicated Communities managed by the Company as of April 30, 1999. In the case of the general partner liabilities of the wholly-owned entities (whose only asset is a specific general partner interest), the only assets of the Company at risk of loss are the interests in the wholly-owned entities.

         In addition, five of the Syndications have involved the construction of additional apartment units and common space at the existing senior living communities. The Owning Partnerships hire independent third party contractors to do the construction pursuant to guaranteed maximum price contracts. The new construction generates additional risks, such as increased costs due to change orders, which the Company believes are not material.

         As part of the Company's development program, on September 18, 1996 the Company entered into a master development agreement with Capstone pursuant to which Capstone funded 100% of the development cost of four Development Communities. The Capstone arrangement provides that the Company will operate these four Development Communities pursuant to long-term operating leases with Capstone, which leases were entered into upon the completion of construction and the satisfaction of certain other conditions. The initial term of each lease is 15 years with five-year extension options. The cumulative annual rent which the Company is obligated to pay to Capstone for the four Development Communities placed in service is $3,792.

         The Company has guaranteed the mortgages on the Development Communities subject to joint venture arrangements and such guarantees remain in effect.

         The Company is involved in legal proceedings which have arisen in the ordinary course of business.

         The Company intends to vigorously defend itself in these matters and does not believe that the outcome of these matters will have a material effect on its financial statements.

4.       NEW ACCOUNTING PRONOUNCEMENTS

         In June of 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company's use of derivative instruments has consisted of a treasury bill lock related to two specific debt financings. While the Company has not completed its analysis of Statement No. 133 and has not made a decision regarding the timing of adoption, it does not believe that adoption will have a material effect on its financial position and results of operations based on its current use of derivative instruments.

5.       SEGMENT REPORTING

         The Company views its business in the following three segments:

         1. Syndication - Revenues are comprised of sales, syndication fee income, property management fees, interest income, deferred income earned and equity in earnings from partnerships relating to the Syndicated Communities.

         2. Multi-Family - Revenues are comprised of interest income and recognition of deferred income from Syndicated Multi-Family properties, which income is being recognized on the installment method.

         3. New Development - Revenues are derived from senior living rental revenues from the Development Communities and from sales and management fees from Development Communities subject to joint venture arrangements.

                            April 30,
                       -------------------
                        1998         1999
                        ----         ----
                    (unaudited)  (unaudited)
Revenues
Syndication (a)      $  13,801    $  11,323
Multi-family (b)           208          155
New Development          1,103       12,562
                     ---------    ---------
Combined Segments    $  15,112    $  24,040
                     =========    =========

Interest Income
Syndication          $   1,688    $   1,366
Multi-family             1,742        1,407
New Development            459           53
                     ---------    ---------
Combined Segments    $   3,889    $   2,826
                     =========    =========

Operating Profit
(Loss)(c)
Syndication          $   1,616    $   1,386
Multi-family            (3,023)      (3,592)
New Development           (395)       3,814
                     ---------    ---------
Combined Segments    $  (1,802)   $   1,608
                     =========    =========

                           April 30,
                       -------------------
                        1998         1999
                        ----         ----
                    (unaudited)  (unaudited)

Interest Expense
Syndication           $1,284       $   896
Multi-family           3,570         3,817
New Development          616           998
                      ------       -------
Combined Segments     $5,470       $ 5,711
                      ======       =======

Depreciation and Amortization
Syndication           $  120       $   173
Multi-family             804         1,036
New Development          163           404
                      ------       -------
Combined Segments     $1,087       $ 1,613
                      ======       =======

Capital
Expenditures
Syndication           $   --       $    --
Multi-family              --            --
New Development        2,798        11,585
                      ------       -------
Combined Segments     $2,798       $11,585
                      ======       =======

Gross Assets
Syndication          $  41,944    $  31,886
Multi-family           237,210      231,487
New Development         57,578       50,875
                     ---------    ---------
Combined Segments    $ 336,732    $ 314,248
                     =========    =========



(a) Includes non-cash income comprised of equity in earnings from unconsolidated affiliates.

(b)    Includes non-cash income comprised of deferred income earned.

(c) Includes the allocation of certain expenses based upon either gross revenues or gross assets to the individual segments.

6.   SUMMARY INFORMATION

The Company entered into four joint venture arrangements regarding three completed Development Communities and one substantially completed Development Community two of such joint venture arrangements were effective on April 1, 1999 and the other two arrangements were effective as of May 1, 1999. Pursuant to the joint venture arrangements, the Company sold a 50% interest in the Development Communities. For future periods, the Company will record, and in the consolidated balance sheet as of April 30, 1999 the Company has recorded, its retained interest in the joint venture arrangements under the equity method of accounting. The following sets forth the combined financial information of the joint ventures as of April 30, 1999.

ASSETS                                                ACTUAL    PRO-FORMA(1)
                                                      ------    ------------

Cash                                               $     373      $  1,139
Property, building and equipment-net                  10,615        31,264
Construction in progress                               7,549         7,549
Other assets                                              37            90
                                                     -------       -------

                                                   $  18,574      $ 40,042
                                                     =======       =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Construction and mortgage loans payable            $  12,681      $ 26,980
Notes payable                                             34            96
Other liabilities                                        172           518
Stockholders' equity                                   5,687        12,448
                                                     -------       -------

                                                  $   18,574      $ 40,042
                                                     =======       =======

REVENUES

Senior living revenues                            $      451      $  1,218
                                                     -------       -------
EXPENSES

Senior living operating expenses                         371         1,011
Interest                                                 213           616
Depreciation                                              55           175
                                                     -------       -------
                                                         639         1,802
                                                     -------       -------
Net loss                                          $     (188)     $   (584)
                                                     =======       =======


(1) Pro-forma information assumes all four joint venture arrangements were effective April 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Unless the context otherwise requires, (i) all references herein to a "Fiscal" year refer to the fiscal year beginning on February 1 of that year (for example, "Fiscal 1998" refers to the fiscal year beginning on February 1, 1998) and (ii) all references to the Company, include the Company, its subsidiaries and its predecessors taken as a whole. Capitalized terms used but not defined herein shall have the same meanings as set forth in the Company's annual report on Form 10-K for the Fiscal Year ending January 31, 1999.


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

OVERVIEW

         The Company is a fully-integrated provider of senior living accommodations and services which acquires, develops and manages senior living communities which provide independent and assisted-living services. The Company's revenues have been, and are expected to continue to be, primarily derived from the sales of partnership interests ("Syndications") of partnerships it organizes to acquire existing senior living communities ("Syndicated Communities"). The Company has established a new development program (the "Development Plan") pursuant to which it is building new senior living communities which offer independent and assisted living services ("Development Communities"). The Company currently owns the Development Communities pursuant to joint venture arrangements or operates such communities pursuant to long-term leases. To the extent that the Company's Development Plan is successfully implemented, the Company anticipates that the percentage of its revenues derived from Syndications would decrease and the percentage of its revenues derived from the Development Communities would increase and, the Company believes, over time, become the primary source of the Company's revenues.

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

         The Company has instituted a Development Plan pursuant to which it has completed construction of seven Development Communities and substantially completed an eighth Development Community as of April 30, 1999, and has commenced construction on three additional communities. During the next two years of the plan, the Company intends to commence construction on between 24 and 28 additional new Development Communities. The Company plans to own pursuant to joint venture arrangements or lease pursuant to long-term operating leases or similar arrangements the Development Communities that are being developed under the plan. The Company will manage and operate each of the Development Communities. The Company estimates that the cost of developing each of the new Development Communities (including reserves necessary to carry the community through its lease-up period) utilizing mortgage financing will be approximately $10.5 million and utilizing long-term lease financing will be approximately $11 million. The Company expects to complete the construction of the substantially complete Development Community by the end of the second quarter of Fiscal 1999 and expects to complete the construction of the remaining three Development Communities under construction by the end of Fiscal 1999. These four Development Communities, along with the seven communities already completed pursuant to the Development Plan, contain an aggregate of 1,488 senior living apartment units. The 24 to 28 additional new communities which the Company intends to commence construction on over the next two years will contain between 3,024 and 3,528 additional senior living apartment units. The Company will use a substantial portion of the proceeds of the Company's initial public offering which occurred in March, 1998, funds generated by its business operations, mortgage construction financing, the proceeds of joint venture arrangements for, anticipated refinancings of construction financing on, and/or sale-leasebacks of, completed Development Communities, and may complete additional new issuances of debt or equity securities to finance the development, construction and initial operating costs of additional Development Communities. Four of the completed Development Communities are being operated by the Company pursuant to long-term leases. The Company may use additional long-term leases or similar arrangements which require the investment of little or no capital on the part of the Company, to the extent necessary to proceed with this Development Plan. In April 1999, the Company entered into joint venture arrangements regarding three completed and one substantially completed Development Communities, two of such joint venture arrangements being effective as of April 1, 1999 and the other two being effective May 1, 1999.
                                       12

Pursuant to each joint venture arrangement, the Company sold a 50% interest in a Development Community to a third party. The Company realized a profit from each of the sales and earns management fees for managing each of the communities. The third party has the right to terminate the Company's management upon thirty days written notice. The third party receives a cumulative priority return on its investment from all cash flow generated by the community and any excess cash flow is shared 50% by the Company and 50% by the third party. For future periods, the Company will no longer consolidate these Development Communities into its consolidated financial statements but will recognize its investment in these Development Communities under the equity basis of accounting.

EARNINGS

The Company recorded net income of $1.6 million for the three months ended April 30, 1999, compared to a net loss of $1.8 million for the three months ended April 30, 1998.

RESULTS OF OPERATION

()       Revenues - Overview

         Total revenues for the three months ended April 30, 1999 were $26.9 million as compared to $19.0 million for the three months ended April 30, 1998 representing an increase of $7.9 million or 41.6%.

()       Syndication Communities

         Revenues from this segment are derived from sales of general partnership interests in Owning Partnerships to Investing Partnerships, recognition of deferred income with respect to previous sales of general partnership interests, interest on Purchase Notes received by the Company from such Investing Partnerships as part of the purchase price paid for such general partnership interests, property management fees received by the Company and the Company's share of income and loss of the entities based upon its retained general partnership interests.

                                                       APRIL 30,
                                      -----------------------------------------
                                                 1998               1999
                                                 ----               ----

Sales...............................           $10,480            $ 8,215
Syndication fee income..............             2,175              1,854
Interest income.....................             1,688              1,366
Property management fees from
   related parties..................               988              1,083
Equity in earnings from
   partnerships.....................               158                171
                                               -------            -------
Total revenues......................            15,489             12,689
                                               =======            =======
Cost of sales.......................             8,366              7,233
Selling.............................             1,801              1,446
Interest expense....................             1,284                896
General and administrative..........             2,057              1,413
Officers' compensation..............               245                142
Depreciation and amortization.......               120                173
                                               -------            -------
Total costs and expenses............            13,873             11,303
                                               -------            -------
Net income .........................           $ 1,616            $ 1,386
                                               =======            =======

         Sales for the three months ended April 30, 1999 were $8.2 million as compared to $10.5 million for the three months ended April 30, 1998, representing a decrease of $2.3 million, or 21.9%. The decrease was attributable to the sale of fewer partnership units in the three months ended April 30, 1999 as compared to the three months ended April 30, 1998.

         The primary factors that affect the number of partnership units available for sale are ( i) the availability of senior living communities for Syndication, (ii) the terms of the Syndications and (iii) the initial cash flow of the senior living communities being Syndicated. More favorable Syndication terms along with a greater initial cash flow of the Syndicated Communities will yield a greater number of units available to be sold. Syndication terms become more favorable for the Company if there is an increase in the ratio of (a) the purchase price paid to the Company by the Investing Partnership for its interest in the Operating Partnership, to (b) the initial cash flow of the Syndicated Community. The Syndications completed in the three months ended April 30, 1999 involved communities with lower initial cash flows , as partially offset by more favorable Syndication terms, than the Syndications completed in the three months ended April 30, 1998.

         Syndication fee income for the three months ended April 30, 1999 was $1.9 million as compared to $2.2 million for the three months ended April 30, 1998 representing a decrease of $300,000 or 13.6%. The decrease was attributable to less commissions and professional fees paid on a lower sales volume in the three months ended April 30, 1999 as compared to the three months ended April 30, 1998.

         Interest income for the three months ended April 30, 1999 was $1.4 million as compared to $1.7 million in the three months ended April 30, 1998, representing a decrease of $300,000, or 17.6%. The decrease is attributable to less interest recognized on Senior Living Notes in the three months ended April 30, 1999 as compared to the three months ended April 30, 1998 due to sale of fewer partnership units during the last twelve months as compared to prior periods.

         Cost of sales (which includes (i) the cash portion of the purchase price for Syndicated Communities plus related transaction costs and expenses,
(ii) any payments with respect to Management Contract Obligations other than payments relating to previously established deferred income liabilities and
(iii) any increases in deferred income liabilities established in the relevant periods) for the three months ended April 30, 1999 was $7.2 million as compared to $8.4 million for the three months ended April 30, 1998, representing a decrease of $1.2 million, or 14.3%. The decrease is attributable to a reduction in the aggregate cash portion of the purchase price plus related transaction costs and expenses paid for the Syndicated Communities as partially offset by increased funding of Management Contract Obligations in the three months ended April 30, 1999 as compared to the three months ended April 30, 1998. Cost of Sales and selling expenses (as described below) as a percentage of sales and syndication fee income was 86.2% in the three months ended April 30, 1999 as compared to 80.3% in the three months ended April 30, 1998. The increase is attributable to sales and syndication fee income decreasing more than the decrease in cost of sales and selling expenses.

          Several factors, including the decline of the real estate market in the late 1980's and early 1990's, which resulted in a number of distressed property sales and limited competition from other prospective purchasers, allowed the Company to acquire existing senior living communities at such time on relatively favorable terms. Mortgage financing, however, was generally either not available or available only on relatively unattractive terms during this period, which made acquisitions more difficult because they either required large outlays of cash or the use of mortgage financing on relatively unfavorable terms. Several factors have contributed towards a trend to less favorable terms for acquisitions of senior living communities, including a recovery in the market for senior living communities and increased competition from other prospective purchasers of senior living communities. The Company acquired senior living communities on less favorable terms in the three months ended April 30, 1999 as compared to the three months ended April 30, 1998 and the Company believes that the general trend towards less favorable acquisition terms experienced in the past will continue in the future. In recent years, however, the Company has been able to obtain mortgage financing for a greater percentage of the purchase price and with more favorable terms (i.e., lower interest rates and longer amortization periods) than in previous years. This factor, combined with an overall reduction of interest rates, has partially offset the factors that have led to more unfavorable acquisition terms. A significant change in these or other factors (including, in particular, a significant rise in interest rates) could prevent the Company from acquiring and Syndicating senior living communities on terms favorable enough to offset the start-up losses of the Development Communities as well as the Company's debt service obligations, Management Contract Obligations and overhead expenses.

         Selling expenses for the three months ended April 30, 1999 was $1.4 million as compared to $1.8 million for the three months ended April 30, 1998, representing a decrease of $400,000 or 22.2%. The decrease is attributable to lower commissions paid on a lower sales volume for Syndications completed in the three months ended April 30, 1999 as compared to the three months ended April 30, 1998.

()       Multi-Family Properties

         Revenues from this segment are comprised of interest income on the Multi-Family Notes and recognition of deferred income from such Syndications, which income is being recognized on the installment method.

                                                             APRIL 30,
                                              ----------------------------------
                                                     1998             1999
                                                     ----             ----
Deferred income earned......................      $   208             $155

Interest income.............................        1,742            1,407
                                                  -------          -------
Total Revenues..............................        1,950            1,562
                                                  =======          =======
Selling.....................................          309              110
Interest expense............................        3,570            3,817
General and administrative..................          259              174
Officers compensation.......................           31               17
Depreciation and amortization...............          804            1,036
                                                  -------          -------
Total costs and expenses....................        4,973            5,154
                                                  -------          -------
Net loss....................................      $(3,023)         $(3,592)
                                                  =======          =======

         Interest income in the three months ended April 30, 1999 was $1.4 million as compared to $1.7 million in the three months ended April 30, 1998 representing a decrease of $300,000, or 17.6%. The decrease is primarily attributable to the decrease in the remaining amount of investor notes, the payment of which generates interest on the related Multi-Family Purchase Notes as partially offset by an increase in the cashflow received by the underlying MultiFamily Properties which also generates interest on the related Multi-Family Purchase Notes.

()       DEVELOPMENT COMMUNITIES

                                                               APRIL 30,
                                                            --------------
                                                         1998             1999
                                                       --------         --------
Sales.........................................         $     --         $10,000
Senior living revenues........................              418           2,562
Other income..................................              685              --
Interest income...............................              459              53
                                                        -------         -------
Total revenues................................            1,562          12,615
                                                        =======         =======
Costs of sales................................               --           2,911
Senior living operating expenses..............              946           2,943
Interest expense..............................              616             998
General and administrative....................              207           1,404
Officers compensation.........................               25             141
Depreciation and amortization.................              163             404
                                                        -------         -------
Total costs and expenses......................            1,957           8,801
                                                        -------         -------
Net loss......................................          $  (395)        $ 3,814
                                                        =======         =======


         In April 1999, the Company entered into joint venture arrangements regarding three completed and one substantially completed Development Communities, two of such joint venture arrangements were effective as of April 1, 1999 and the other two arrangements were effective as of May 1, 1999. Pursuant to each joint venture arrangement, the Company sold a 50% interest in the Development Communities to a single unrelated third party, resulting in the Company recognizing sales of $10.0 million for the two Development Communities where joint venture arrangements were effective as of April 1, 1999. The Company's cost of such interests was $2.9 million.

         The Company realized senior living revenues of $2.6 million in the three months ended April 30, 1999 as compared to $400,000 in the three months ended April 30, 1998, representing an increase of $2.2 million or 550%. The senior living operating expenses were $2.9 million in the three months ended April 30, 1999 as compared to $900,000 for the three month ended April 30, 1998, representing an increase of $2.0 million or $222.2%. The increase in senior living revenues and expenses is attributable to seven Development Communities being in service during the three months ended April 30, 1999, as opposed to there being three Development Communities in service in the three months ended April 30, 1998. The seven Development Communities are in their initial lease-up period and had an average occupancy of 61% during the three months ended April 30, 1999.

         Other income was $685,000 in the three months ended April 30, 1998. The Company earned developer's fees in connection with the four Development Communities which are owned by a third party and which the Company operates pursuant to long-term leases. There was no other income in the three months ended April 30, 1999.

Expenses-Overview

         The following expenses were allocated to each segment for reporting purposes based upon either gross revenues or gross assets. The Company, however, does not view these expenses as segment related but rather on a Company wide basis.

         General and administrative expenses for the three months ended April 30, 1999 was $3.0 million as compared to $2.5 million for the three months ended April 30, 1998, representing an increase of $500,000 or 20%. The increase is primarily attributable to increases in salary costs and other office costs in arranging for the acquisition of the Company's portfolio of Syndicated Communities, in managing the Company's portfolio of Syndicated Communities and in developing and managing the Company's portfolio of Development Communities which portfolios, in the aggregate, were larger in the three months ended April 30, 1999 than in the three months ended April 30, 1998.

         Interest expenses was $5.7 million in the three months ended April 30, 1999 as compared to $5.5 million in the three months ended April 30, 1998, representing an increase of $200,000 or 3.6%. The increase is primarily attributable to (i) the increase in principal amount of debt, as offset by a decrease in the interest rates related to such debt in the three months ended April 30, 1999 as compared to the three months ended April 30, 1998, and (ii) interest on construction loans payable on the three completed Development Communities which the Company now owns pursuant to joint venture arrangements, which a portion of the construction loan interest was capitalized in the three months ended April 30, 1998 as these communities were then under construction. Interest expense includes interest on debentures ("Debenture Debt") which are secured by Multi-Family Notes (the "Purchase Note Collateral"). During the three months ended April 30, 1999 and the three months ended April 30, 1998, the Debenture Debt had an average interest rate of 11.8% and 12.05%, respectively. Interest expense with respect to such debt for the three months ended April 30, 1999 and the three months ended April 30, 1998 was $2.3 million and $1.9 million, respectively. When the Debenture Debt was structured, cash flow generated by the Purchase Note Collateral was not expected to fully fund the amount necessary to pay interest on the Debenture Debt. As expected, for the three months ended April 30, 1999 and the three months ended April 30, 1998 the cash flow generated by the Purchase Note Collateral was less than the amount required to pay interest on the Debenture Debt.

         Depreciation and amortization consists of (i) amortization of deferred loan costs incurred in connection with debt issuances, (ii) amortization of leasehold costs incurred in connection with four Development Communities which the Company operates pursuant to long-term leases, and (iii) depreciation of building, furniture and equipment of Development Communities which the Company owns directly or pursuant to joint venture arrangements. Depreciation and amortization was $1.6 million as compared to $1.1 million in the three months ended April 30,1999 representing an increase of $500,000 or 45.5%.
The increase is attributable to (i) the increase in amortization of deferred loan costs due to additional debt incurred by the Company, (ii) the amortization of leasehold costs associated with the four Development Communities operated by the Company pursuant to long-term leases as compared to only two Development Communities being so operated in the same period of the prior year, and (iii) the depreciation of buildings, furniture and equipment associated with the Development Communities which the Company owns directly or pursuant to joint venture arrangements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has financed operations through cash flow generated by operations, Syndications and borrowings consisting of Investor Note Debt, Unsecured Debt, Mortgage Debt and Debenture Debt. Now that the Company has completed development of seven Development Communities, the ownership through joint venture arrangements and/or operation of these communities is an additional source of cash flow. The Company's principal liquidity requirements are for payment of operating expenses, costs associated with development of Development Communities, debt service obligations, and Management Contract Obligations.

         Cash flows used by operating activities for the three months ended April 30, 1999 were $500,000 and were comprised of (i) net income of $1.6 million plus (ii) adjustments for non-cash items of $1.4 million less (iii) the net change in operating assets and liabilities of $3.5 million. The adjustments for non-cash items is comprised of depreciation and amortization of $1.6 million, offset by deferred income earned of $200,000. Cash flows used by operating activities for the three months ended April 30, 1998 were $5.0 million and were comprised of (i) net loss of $1.8 million plus (ii) adjustments for non-cash items of $900,000 less (iii) the net change in operating assets and liabilities of $4.1 million. The adjustments for non-cash items is comprised of depreciation and amortization of $1.1 million, offset by deferred income earned of $200,000.

         Net cash used by investing activities for the three months ended April 30, 1999 of $2.4 million was comprised of an increase of building, furniture and equipment of $500,000, an increase in the cost of the Development Communities of $4.1 million, an increase in investments in general partner interest in senior living communities of $300,000 less the recovery on cost of investment of $2.5 million. Net cash used by investing activities for the three months ended April 30, 1998 of $4.4 million was comprised of an increase in building, furniture and equipment of $2.8 million, an increase in the cost of the senior living communities the Company is constructing of $1.3 million, and an increase in investments in general partner interests in senior living communities of $300,000.

         Net cash used by financing activities for the three months ended
April 30, 1999 of $800,000 was comprised of (i) proceeds from the issuance of new debt of $24.8 million less debt repayments of $23.7 million plus (ii) proceeds from construction mortgage financing of $2.3 million, less (iii) payments of notes payable of $100,000 less (iv) the increase in other assets of $3.9 million less (v) the purchase of treasury stock of $200,000. Net cash provided by financing activities for the three months ended April 30, 1998 of $29.9 million was comprised of (i) proceeds from the issuance of new debt of $10.8 million less debt repayments of $5.4 million plus (ii) proceeds from construction mortgage financings of $2.5 million, less (iii) payments of notes payable of $200,000 less (iv) the increase in other assets of $200,000 plus (v) the net proceeds of the initial public offering of $22.4 million.

         At January 31, 1999, the Company had total indebtedness, excluding accrued interest and construction mortgage indebtedness on the Development Communities, of $168.8 million, consisting of $69.8 million of Debenture Debt, $72.5 million of Unsecured Debt, $5.0 million of Mortgage Debt and $21.5 million of Investor Note Debt, and the Company had cash and cash equivalents at January 31, 1999 of $22.8 million. As of April 30, 1999, the Company decreased Investor Note Debt from $21.5 million to $19.7 million, decreased Unsecured Debt from $72.5 to $56.7 million and increased Debenture Debt from $69.8 million to $88.6 million. As a result, the total indebtedness increased from $168.8 million to $170.0 million and the Company had cash and cash equivalents at April 30, 1999 of $19.1 million.

         Of the principal amount of total indebtedness at January 31, 1999 described above, $29.4 million becomes due in the fiscal year ending January 31, 2000; $35.3 million becomes due in the fiscal year ending January 31, 2001; $38.3 million becomes due in the fiscal year ending January 31, 2002; $22.1 million becomes due in the fiscal year ending January 31, 2003; $10.1 million becomes due in the fiscal year ending January 31, 2004, and the balance of $33.6 million becomes due thereafter. Of the amount maturing in the fiscal year ending January 31, 2000, $1.9 million is Investor Note Debt of which the Company repaid $1.5 million through the collection of investor notes and intends to repay the balance through the collection of investor notes. The balance, approximately $27.5 million, includes $7.9 million of Debenture Debt and $19.6 million of Unsecured Debt of which $18.7 has been repaid through the issuance of new Debenture Debt. The Company expects to repay a portion of the remaining debt maturing in the current year with funds generated by the Company's business operations and the balance of the indebtedness through the issuance of new debt.

         First mortgage loans were obtained to finance approximately 80% of the cost of developing seven Development Communities. The interest rate on four of the loans equals the 30-day LIBOR plus 2 3/4% per annum. The fifth loan bears interest at the lender's prime rate plus 1.5% per annum. The sixth and seventh loans bear interest at the lender's prime rate for the first fifteen months and then converts to LIBOR plus 2 3/4% per annum for the following twenty-four months. These loans mature between November, 1999 and February, 2001. As of April 30, 1999, total funding under such first mortgage loans amounted to $38.6 million. In April, 1999, the Company entered into joint venture arrangements regarding three completed and one substantially completed Development Communities, two of such joint venture arrangements being effective as of April 1, 1999 and the other two being effective as of May 1, 1999. As a result, the Company did not reflect the mortgages relating to the Development Communities whose joint venture arrangements were effective April 1, 1999 on its consolidated financial statements as of April 30, 1999. At April 30, 1999, the total mortgages reflected in the Company's consolidated financial statements was $25.9 million. The Company will not reflect the mortgages on the Development Communities whose joint venture arrangements have been entered into effective May 1, 1999 on its consolidated financial statements in future periods. The Company has guaranteed the mortgages on the Development Communities subject to joint venture arrangements and such guarantees remain in effect. The Company intends to pursue similar joint venture arrangements regarding the additional Development Communities to be developed. The Company intends to increase its construction loans payable as it pursues its Development Plan.

         Pursuant to the Company's Development Plan, two limited partnerships, in each of which the Company holds a 1% general partnership interest, have issued limited partnership interests for aggregate capital contributions of $9.3 million, the net proceeds of which have been used to make second mortgage loans to the Company to fund approximately 20% of the cost of developing three Development Communities. Such second mortgage loans were entered into in 1996 and bear interest at the rate of 13.125%. These second mortgage loans mature between November 2001 and March 2002. The Company repaid these second mortgage loans in May, 1999 from a portion of the proceeds from three of the four joint venture arrangements which the Company recently entered into regarding four Development Communities.

         The Company's debt obligations contain various covenants and default provisions, including provisions relating to, in some obligations, certain Partnerships, Owning Partnerships or affiliates of the Company. At April 30, 1999, the Company had a net worth of $37.2 million. Pursuant to one obligation, the Company is required to maintain a net worth of no less than $35.3 million. Certain obligations of the Company contain covenants requiring the Company to maintain maximum ratios of the Company's liabilities to its net worth. At April 30, 1999, the most restrictive covenant requires that the Company maintain a ratio of liabilities to consolidated net worth of no more than 10 to 1. At April 30, 1999, the Company's ratio was 7.6 to 1. In addition, certain obligations of the Company provide that an event of default will arise upon the occurrence of a material adverse change in the financial condition of the Company or upon a default in other obligations of the Company.

         The Company has utilized mortgage financing and Syndications to arrange for the acquisitions of the Syndicated Communities which it operates. It intends to continue this practice for future acquisitions of Syndicated Communities. The limited partnership agreements of the Investing Partnerships provide that the limited partners are entitled to receive for a period not to exceed five-years specified distributions equal to 11% to 12% per annum of their then paid-in scheduled capital contributions. Pursuant to the management contracts with the Owning Partnerships, for such five-year period, the Company has Management Contract Obligations. During the three months ended April 30, 1999, the Syndicated Communities with respect to which the Company had such Management Contract Obligations distributed to the Company, after payment of all operating expenses and debt service, an aggregate of $2.1 million, for application to the Company's Management Contract Obligations. During such period, the Company's Management Contract Obligations exceeded such distributions by an aggregate of $3.7 million. The $3.7 million of funding that was required in respect to Management Contract Obligations in the three months ended April 30, 1999 was primarily attributable to (i) an increase in the scheduled capital contributions by the limited partners on which the Company is required to pay the specified rate of return, (ii) a decrease in the average occupancy of certain Syndicated Communities in the Company's portfolio, and (iii) an increase in operating expenses of the same Syndicated Communities.

         The aggregate gross amount (before considering the cash flow from the properties) of Management Contract Obligations relating solely to returns to limited partners based on existing management contracts is $14.7 million for the remaining portion of Fiscal 1999, which will increase to $20.5 million in Fiscal 2000, and decrease to $16.7 million in Fiscal 2001, decrease to $9.2 million in Fiscal 2002, decrease to $3.4 million in Fiscal 2003 and decrease to $300,000 in Fiscal 2004. Such amounts of Management Contract Obligations are calculated based upon all remaining scheduled capital contributions with respect to fiscal years 1999 through 2004. Actual amounts of Management Contract Obligations in respect of such contracts will vary based upon the timing and amount of such capital contributions. Furthermore, such amounts of Management Contract Obligations are calculated without regard to Management Contract Obligations relating to future Syndications.

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

         The initial five-year term of the management contracts and the related Management Contract Obligations have expired for 13 Owning Partnerships and their seventeen related Investing Partnerships. Although the Company has no obligation to fund operating shortfalls after the five-year term of the management contracts, as of April 30, 1999, the Company had advanced an aggregate of approximately $2.7 million to nine of these Owning Partnerships to fund operating shortfalls. All such advances are recorded in the "notes and receivables" on the Company's Consolidated Balance Sheet. Although the
Company did not do so in the three months ended April 30, 1999, from time to time, the Company has also made discretionary payments to Owning Partnerships beyond the Management Contract Obligations period for the purpose of making distributions to limited partners.

         In the past, limited partners have been allowed to prepay capital contributions. The percentage of the prepayments received upon the closings of the sales of limited partnership interests in Investing Partnerships was 75.4% for Fiscal 1998 and 54.6% for the three months ended April 30, 1999. Prepayments of capital contributions do not result in the prepayment of the related Purchase Notes held by the Company. Instead, such amounts are loaned to the Company by the Investing Partnership. As a result of such loans and the crediting provisions of the related purchase agreements, the Company records the Purchase Notes net of such loans. Therefore, these prepayments act to reduce the recorded value of the Company's note receivables and reduce interest income received by the Company. Pursuant to the terms of the Syndication offerings, the Company has the option not to accept future prepayments by limited partners of capital contributions. The Company has not determined to what extent it will continue to accept prepayments by limited partners of capital contributions.

         As of April 30, 1999, the Company holds 157 Purchase Notes ("Multi-Family Notes") which are secured by controlling interests in Multi-Family Owning Partnerships which own 118 multi-family properties that were Syndicated by the Company prior to 1986 (the "Multi-Family Properties"). Although it has no obligation to do so, the Company has also made advances to various Multi-Family Owning Partnerships to support the operation of their properties, which advances are included in the "notes and receivables" recorded on the Company's Consolidated Balance Sheet. The Multi-Family Notes and related advances entitle the Company to receive all cash flow and sale or refinancing proceeds generated by the respective Multi-Family Property until the Multi-Family Note and related advances are satisfied. As of April 30, 1999, the recorded value, net of deferred income, of Multi-Family Notes was $100.9 million. All but approximately $3.9 million of the $64.6 million of advances included in the "notes and receivable" recorded on the Company's Consolidated Balance Sheet as of April 30, 1999 relate to advances to Multi-Family Owning Partnerships.

         Fourteen of the Multi-Family Owning Partnerships are in default on their respective mortgages. The Company neither owns nor manages these properties, nor is it the general partner of any Multi-Family Owning Partnerships, but rather, merely holds the related Multi-Family Notes and related advances as receivables. The Company, therefore, has no liability in connection with these mortgage defaults. In that these mortgages were insured by the United States Department of Housing and Urban Development ("HUD"), HUD became the holder of these mortgages after they went into default. In the past, HUD has instituted initiatives to deal with its portfolio of defaulted mortgages, such as selling such mortgages at auction. Although HUD has discontinued this auction program, these auctions resulted in one of the fourteen defaulted mortgages being sold to a third party, subject to an existing workout agreement. The remaining thirteen defaulted mortgages are held by HUD, with workout agreements in place regarding six of them with terms of from one to nine years. HUD's policies regarding the granting of workout agreements have become more restrictive in recent years and there can be no assurance that HUD will renew these workout agreements or restructure the related mortgage debt when these workout agreements expire. Similarly, there can be no assurance that the related MultiFamily Owning Partnerships can obtain workout agreements or restructure the related mortgage debt for the seven defaulted mortgages without workout agreements currently in place. HUD has recently taken steps to foreclose on four of the defaulted mortgages without workouts. Notwithstanding these steps, the relevant Multi-Family Owning Partnerships are negotiating with HUD to obtain workout agreements or mortgage restructurings (which are now possible pursuant to new HUD policies) to cure the defaults. In view of the foregoing, it is possible that the fourteen MultiFamily Owning Partnerships which are in default of their mortgages will file bankruptcy petitions or take similar actions seeking protection from the creditors and/or lose their properties through foreclosure. As of April 30, 1999, the recorded value, net of deferred income, of the Multi-Family Notes and the related advances held by the Company relating to these fourteen Multi-Family Owning Partnerships was $29.9 million. The Company has established reserves of $10.1 million to address the possibility that these Multi-Family Notes and related advances may not be collected in full. One of these fourteen remaining Multi-Family Owning Partnerships whose mortgage is in default has had its application to refinance its mortgage loan accepted and believes that the refinancing will close. Other Multi-Family Owning Partnerships intend to cure their mortgage defaults by refinancing their mortgages in the future, although there can be no assurance that this will be the case. It should be noted, however, that in Fiscal 1998 and previous years, six Multi-Family Owning
                                       20

Partnerships whose mortgages had been in default cured those defaults by refinancing their mortgages with new mortgage financings and now have fully performing mortgages.

          The Multi-Family Properties were typically built or acquired with the assistance of programs administered by HUD that provide mortgage insurance, favorable financing terms and/or rental assistance payments to the owners. As a condition to the receipt of assistance under these and other HUD programs, the properties must comply with various HUD requirements, including limiting rents on these properties to amounts approved by HUD. Most of the rental assistance payment contracts relating to the Multi-Family Properties will expire over the next few years. In view of the foregoing, there can be no assurance that other Multi-Family Owning Partnerships will not default on their mortgages, file bankruptcy petitions, and/or lose their properties through foreclosure. The Company neither owns nor manages these properties, nor is it the general partner of any Multi-Family Owning Partnerships, but rather, holds the MultiFamily Notes and related advances as receivables. Any such future mortgage defaults could, and any such future filings of bankruptcy petitions or the loss of any such property through foreclosure would, cause the Company to realize a non-cash loss equal to the recorded value of the applicable Multi-Family Note plus any related advances, net of any deferred income recorded and any reserves for such Multi-Family Note and advances previously established by the Company, which would reduce such loss. In addition, the Company could be required to realize such a non-cash loss even in the absence of mortgage defaults, bankruptcy petitions or the loss of any such property through foreclosure if such note is considered impaired. Such impairment would be measured under applicable accounting rules. Such losses, if any, while non-cash in nature, could adversely affect the Company's business, operating results and financial condition.

         HUD has introduced various initiatives to restructure its housing subsidy programs by increasing reliance on prevailing market rents, and by reducing spending on future rental assistance payment contracts by, among other things, limiting the term and rent levels when renewing expiring contracts and by restructuring mortgage debt on those properties where a decline in rental revenues is anticipated. Due to uncertainty regarding the final policies that will result from these initiatives and numerous other factors that affect each property, which can change over time (including the local real estate market, the provisions of the mortgage debt encumbering the property, prevailing interest rates and the general state of the economy), the Company cannot determine whether these initiatives will have an impact on the Multi-Family Properties and, if there is an impact, whether the impact will be positive or negative.

         Certain of the Multi-Family Owning Partnerships intend to take advantage of the new HUD initiatives and/or improving market conditions to (i) either refinance their HUD-insured mortgages with conventional mortgage financing or restructure their HUD-insured mortgage debt, or (ii) sell their Multi-Family Properties. In some cases, the MultiFamily Owning Partnerships will make certain improvements to the properties and may not renew rental assistance contracts as part of a strategy to reposition those Multi-Family Properties as market-rate, non-subsidized properties. Seventeen of such Multi-Family Owning Partnerships have refinanced their HUD-insured mortgages with conventional mortgage financing, one Multi-Family Owning Partnerhship has received a refinancing commitment and a number of others have applications for commitments pending. To the extent that any of these Multi-Family Owning Partnerships complete such actions, the Company believes that the ability of the Investing Partnerships relating to the Multi-Family Properties (the "Multi-Family Investing Partnerships") to make payments to the Company on their respective MultiFamily Notes will be enhanced and accelerated. In Fiscal 1998, the Company received $2.6 million of excess refinancing proceeds as holder of the related Multi-Family Notes and expects to receive excess refinancing proceeds from the refinancing of other Multi-Family Properties in Fiscal 1999. However, there can be no assurance that these additional Multi-Family Owning Partnerships will be able to refinance their mortgages or will be able to successfully reposition any of the Multi-Family Properties.

         In addition, one Multi-Family Property and controlling interests in eight Multi-Family Owning Partnerships were sold to third parties in Fiscal 1998. The Company succeeded to these controlling interests by acquiring the collateral securing the related Multi-Family Notes upon such Notes becoming due without being paid and concurrently selling such collateral to third parties. The Company recognized $26.4 million in sale proceeds as a result of these sales in Fiscal 1998. A significant portion of sales proceeds were generated from sales to a single unrelated third party. Due to the fact that a Contract of Sale has been entered into regarding one additional Multi-Family Property, a letter of intent has been executed for the sale of one additional Multi-Family Property, and other Multi-Family Owning Partnerships are currently negotiating the terms of offers to purchase their properties, the Company expects to receive additional sale proceeds from any such transactions which occur in Fiscal 1999. There can be no assurance, however, that additional sale transactions will actually close.

         The future growth of the Company will be based upon the continued acquisition and Syndication of existing senior living communities and the construction of Development Communities, which the Company presently does not intend to Syndicate, but which may be owned pursuant to joint venture arrangements. The Company anticipates that it will acquire between six and twelve existing senior living communities over the next two years. It is anticipated that acquisitions of existing senior living communities will be arranged by utilizing a combination of mortgage financing and Syndications. The Company holds contracts to acquire senior living communities in Radcliff, Kentucky and Denver, Colorado respectively. The Company regularly obtains acquisition mortgage financing from two different commercial mortgage lenders and, in view of its ready access to such mortgage financing, has not sought any specific commitments or letters of intent with regard to future, unidentified acquisitions. Similarly, the Company believes that it has sufficient ability to arrange for acquisitions of existing senior living communities in part by Syndications.

         In a typical Syndication, limited partners agree to pay their capital contributions over a five-year period, and deliver notes representing the portion of their capital contribution that has not been paid in cash. The Company borrows against the notes delivered by limited partners to generate cash when needed, including to pursue its Development Plan and to repay debt.

         The Company anticipates that the proceeds of the Company's initial public offering, funds generated by its business operations and construction mortgage financing will provide sufficient funds to pursue its Development Plan (as described above) for at least 6 months at the projected rate of development. The Company will use the proceeds of (i) anticipated joint venture arrangements of Development Communities, (ii) refinancings or sale-leasebacks of stabilized Development Communities at higher principal amounts than the original construction financing, (iii) additional long-term leases or similar forms of financing which require the investment of little or no capital on the part of the Company, and/or (iv) funds which may be raised through the issuance of securities, to continue with its Development Plan for more than the next 6 months at its projected rate of development. There can be no assurance that funds generated by these potential sources will be available or sufficient to complete the Company's Development Plan. In addition, there are a number of circumstances beyond the Company's control and which the Company cannot predict that may result in the Company's financial resources being inadequate to meet its needs. A lack of available funds may require the Company to delay, scale back or eliminate some of the Development Communities that are currently contemplated in its Development Plan.

         The first new Development Communities developed pursuant to the Company's Development Plan are in Texas. The Company has completed construction with mortgage financing on three Development Communities in Texas. The Company has commenced construction with mortgage financing on four Development Communities in Texas. The Company has options to acquire sites in Knoxville, Tennessee, Jackson, Tennessee, Evansville, Indiana and South Bend, Indiana, and is actively negotiating to obtain control of additional sites in the Southeast and Midwest. The Company is negotiating with several lenders to obtain financing to develop these sites. The Company has entered into joint venture arrangements with a third party pursuant to which it has sold 50% interests in four Development Communities located in Texas. The Company intends to enter into similar joint venture arrangements with regard to future Development Communities it develops with mortgage financing.

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

         STOCK BUYBACK

         On March 22, 1999, the Board of Directors authorized the Company to purchase up to 300,000 shares of the Company's common stock. As of June 7, 1999, the Company had purchased 116,000 shares at an average price of $6.07 per share.

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

         NEW ACCOUNTING PRONOUNCEMENTS

         In June of 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company's use of derivative instruments has consisted of treasury bill locks related to two specific mortgage debt financings. While the Company has not completed its analysis of Statement No. 133 and has not made a decision regarding the timing of adoption, it does not believe that adoption will have a material effect on its financial position and results of operations based on its current use of derivative instruments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of market risk sensitive instruments, see the Company's Form 10-K for the fiscal year ended January 31, 1999. There has been no subsequent material change to the Company's exposure to market risk.

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

The net proceeds that the Company received as a result of the offering were $22.3 million. As of April 30, 1999, the Company's net proceeds have been used as follows: $10.2 million has been used for the purchase of land and towards the construction of plant, building and facilities and $1.6 million has been used for working capital and the remainder has been used to purchase treasury bills pending application of the funds.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

             Exhibit Number     Description of Exhibit
             --------------     ----------------------
             4.0(c)             First Supplemental Indenture, dated as of May 3,
                                1999, of 11% Series A Notes, due December 15,
                                2005, between the Company and The Bank of
                                New York (the "First Supplemental Indenture").
             4.0(d)             Supplemental Officers Certificate No. 2, dated
                                May 3, 1999, under Sections 102, 301, 1201 and
                                1207 of the Indenture of 11% Series A Notes,
                                due December 15, 2005.
             10.14              Line of Credit Agreement from Key Corporate
                                Capital, Inc. to Grand Court - Greatwood, L.P.,
                                dated as of October 30, 1998.
             10.14(a)           Transaction Guarantee by the Company to Grand
                                Court - Greatwood, L.P., dated as of October 30,
                                1998.
             27                 Financial Data Schedule

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


                                       GRAND COURT LIFESTYLES, INC.
                                       (Registrant)



                                       /s/ Bernard M. Rodin
                                       --------------------
                                       Bernard M. Rodin
                                       President
                                       and Principal Financial Officer




Dated: June 14,  1999

                                  EXHIBIT INDEX
                                  -------------


4.0(c) First Supplemental Indenture, dated as of May 3, 1999, of 11% Series A Notes, due December 15, 2005, between the Company and The Bank of New York (the "First Supplemental Indenture").

4.0(d) Supplemental Officers Certificate No. 2, dated May 3, 1999, under Sections 102, 301, 1201 and 1207 of the Indenture of 11% Series A Notes, due December 15, 2005.

10.14 Line of Credit Agreement from Key Corporate Capital, Inc. to Grand Court - Greatwood, L.P., dated as of October 30, 1998.

10.14(a) Transaction Guarantee by the Company to Grand Court - Greatwood, L.P., dated as of October 30, 1998.


27         Financial Data Schedule.