Form 10-K/A
period 1999-01-31
GRAND COURT LIFESTYLES INC
filed 1999-07-13
CIK 1016741

FORM 10-K/A
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: JANUARY 31, 1999
                                             -------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    -------------------

                         Commission file number: 0-21249
                                                 -------

                          GRAND COURT LIFESTYLES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                          22-3423087
     (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

  2650 North Military Trail, Suite 350
           Boca Raton, Florida                                      33431
(Address of principal executive offices)                          (Zip code)


Registrant's telephone number, including area code:  (561) 997-0323
                                                   -------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------

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
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by nonaffiliates of the registrant was $22,022,420 at April 26, 1999.

On April 26, 1999, the Company had 17,800,000 shares of common stock outstanding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------

                                                                           PAGE


Independent Auditors' Report                                                  2

Consolidated Balance Sheets as of January 31, 1998 and 1999                   3

Consolidated Statements of Operations for the Years Ended January 31,
     1997, 1998 and 1999                                                      4

Consolidated Statements of Changes in Stockholders' Equity for the
     Years Ended January 31, 1997, 1998 and 1999                              5

Consolidated Statements of Cash Flows for the Years Ended January 31,
     1997, 1998 and 1999                                                      6

Notes to Consolidated Financial Statements                                    7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Grand Court Lifestyles, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Grand Court Lifestyles, Inc. and subsidiaries as of January 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Court Lifestyles, Inc. and subsidiaries as of January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles.




/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, New York
June 25, 1999

GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share data)
--------------------------------------------------------------------------------



                                                                     JANUARY 31,
                                                              ----------------------------
                                                                   1998         1999
                                                                   ----         ----

ASSETS
Cash and cash equivalents ...................................   $  11,964    $  22,784
Notes and receivables - net .................................     231,140      227,104
Investments in partnerships .................................       3,924        4,945
Construction-in-progress ....................................      26,241       11,617
Property, buildings and equipment - net .....................        --         35,294
Other assets - net ..........................................      22,530       17,570
                                                                ---------    ---------
         Total assets .......................................   $ 295,799    $ 319,314
                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Loans and accrued interest payable ..........................   $ 161,850    $ 169,781
Construction and mortgage loans payable .....................      22,595       35,286
Notes and commissions payable ...............................       5,299        4,158
Other liabilities ...........................................       3,531        5,767
Deferred income .............................................      76,112       68,596
                                                                ---------    ---------
         Total liabilities ..................................     269,387      283,588
                                                                ---------    ---------

Commitments and contingencies
Stockholders' equity:
         Preferred Stock, $.001 par value - authorized 15,000
         shares; none issued and outstanding ................        --           --
         Common Stock, $.01 par value - authorized 40,000
         shares; issued and outstanding 15,000 and
         17,800 shares, respectively ........................         150          178
Paid-in capital .............................................      51,189       73,451
Accumulated deficit .........................................     (24,927)     (37,903)
                                                                ---------    ---------
Total Stockholders' Equity ..................................      26,412       35,726
                                                                ---------    ---------
         Total liabilities and stockholders' equity .........   $ 295,799    $ 319,314
                                                                =========    =========



See Notes to Consolidated Financial Statements.

GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share data)
--------------------------------------------------------------------------------


                                              YEARS ENDED JANUARY 31,
                                      ------------------------------------------
                                          1997         1998         1999
                                          ----         ----         ----
Revenues:
    Sales .........................   $  36,021    $  38,135    $  58,010
    Syndication fee income ........       7,690        7,923        7,283
    Deferred income earned ........       5,037        7,254        3,701
    Interest income ...............      13,773       12,051       12,349
    Property management fees
       from related parties .......       2,093        3,684        3,219
    Equity in earnings from
       partnerships ...............         423          541          685
    Senior living revenues ........          --           --        5,093
    Other income ..................          --        4,683        1,350
                                      ---------     --------     --------
                                         65,037       74,271       91,690
                                      ---------     --------     --------
Costs and Expenses:
    Cost of sales .................      34,019       33,635       53,547
    Selling .......................       7,176        7,602        6,335
    Interest ......................      16,394       19,409       22,066
    General and administrative ....       7,796        8,437       10,388
    Loss on impairment of
       notes and receivables ......      18,442           --           --
    Write-off of registration costs          --        3,107           --
    Officers' compensation ........       1,200        1,200        1,200
    Senior living operating
       expenses ...................          --           --        6,098
    Depreciation and
       amortization ...............       3,331        3,340        5,032
                                      ---------     --------     --------
                                         88,358       76,730      104,666
                                      ---------    ---------    ---------
Net loss ..........................   $ (23,321)   $  (2,459)   $ (12,976)
                                      =========    =========    =========
Loss per common share (basic and
       diluted) ...................   $   (1.55)   $   (0.16)   $   (0.74)

                                         17,455           --           --
Weighted average ..................          --           --           --
       common shares used .........      15,000       15,000       17,455
                                      =========    =========    =========


See Notes to Consolidated Financial Statements.

GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED JANUARY 31, 1997, 1998 AND 1999
(In Thousands except per share data)

--------------------------------------------------------------------------------

                           COMMON   COMMON
                           STOCK    STOCK      PAID-IN    ACCUMULATED
                          (SHARES) (DOLLARS)   CAPITAL     DEFICIT      TOTAL
                           ------   --------   --------    --------    --------

Stockholders' equity
    January 31, 1996 ....  15,000   $    150   $ 34,635    $     --    $ 34,785
Net loss ................      --         --     (1,647)    (21,674)    (23,321)
Capital contribution ....      --         --     21,333          --      21,333
Distributions ...........      --         --         --        (794)       (794)
                           ------   --------   --------    --------    --------

Stockholders' equity
    January 31, 1997 ....  15,000        150     54,321     (22,468)     32,003
Net loss ................      --         --         --      (2,459)     (2,459)
Distributions ...........      --         --     (3,132)         --      (3,132)
                           ------   --------   --------    --------    --------

Stockholders' equity,
    January 31, 1998 ....  15,000        150     51,189     (24,927)     26,412
Net loss ................      --         --         --     (12,976)    (12,976)
                                                           --------

Sale of 2,800 shares, net
    of expenses of $4,310   2,800         28     22,262          --      22,290
                           ------   --------   --------    --------    --------
Stockholders' equity,
    January 31, 1999 ....  17,800   $    178   $ 73,451    $(37,903)   $ 35,726
                           ======   ========   ========    ========    ========



See Notes to Consolidated Financial Statements.

GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
--------------------------------------------------------------------------------

                                                             YEARS ENDED JANUARY 31,
                                                        ----------------------------------

                                                         1997        1998        1999
                                                       --------    --------    --------

Cash flows from operating
   activities:
       Net loss ....................................   $(23,321)   $ (2,459)   $(12,976)
                                                       --------    --------    --------
       Adjustments to reconcile net loss to
         net cash provided by (used in) operating
         activities:
         Depreciation and amortization .............      3,331       3,340       5,032
         Loss on impairment of notes and
         receivables ...............................     18,442          --          --
       Reduction to allowance for uncollectible
         notes receivable ..........................         --      (1,023)         --
       Deferred income earned ......................     (5,037)     (7,254)     (3,701)
       Write-off of registration costs .............         --       3,107          --
       Other income (non-cash) .....................         --      (3,132)         --
       Adjustments for changes in assets and
         liabilities:
         Accrued interest on notes and
           receivables .............................        715      (3,611)     (1,780)
         Notes and receivables .....................      3,981      (4,107)      5,816
         Commissions payable .......................        211        (503)         62
         Other liabilities .........................        375        (862)      2,236
        Deferred income ............................      3,766       5,195      (3,815)
                                                       --------    --------    --------
                                                         25,784      (8,850)      3,850
                                                       --------    --------    --------
       Net cash provided by (used in) operating
         activities ................................      2,463     (11,309)     (9,126)
Cash flows from investing activities:
    Increase in investments ........................       (449)       (868)     (1,021)
    Property, buildings and equipment ..............         --          --     (10,803)
    Increase in construction-in-progress ...........     (6,742)    (19,499)    (10,170)
                                                       --------    --------    --------

       Net cash used in investing
         activities ................................     (7,191)    (20,367)    (21,994)
                                                       --------    --------    --------
Cash flows from financing activities:
    Payments on loans payable ......................    (55,340)    (44,178)    (41,290)
    Proceeds from loans payable ....................     57,874      63,400      49,221
    Proceeds from construction and mortgage
       loans payable ...............................      2,750      19,845      12,691
    Increase and decrease in other assets ..........     (3,433)    (13,624)        231
    Payments of notes payable ......................       (179)       (434)     (1,521)
    Proceeds from notes payable ....................         --       4,520         318
    Net proceeds from initial public offering ......         --          --      22,290
    Distributions ..................................       (794)         --          --
                                                       --------    --------    --------

       Net cash provided by financing
         activities ................................        878      29,529      41,940
                                                       --------    --------    --------
Increase (decrease) in cash and cash equivalents ...     (3,850)     (2,147)     10,820
Cash and cash equivalents, beginning of year             17,961      14,111      11,964
                                                       --------    --------    --------
Cash and cash equivalents, end of year                 $ 14,111    $ 11,964    $ 22,784
                                                       ========    ========    ========

Supplemental Disclosures of Cash Flow
    Information:
    Interest paid                                      $ 16,739    $ 19,396    $ 21,482
                                                       ========    ========    ========
    Non-cash capital contribution                      $ 21,333    $     --    $     --
                                                       ========    ========    ========


See Notes to Consolidated Financial Statements.

GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JANUARY 31, 1997, 1998 AND 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


1.       ORGANIZATION AND BASIS OF PRESENTATION

Grand Court Lifestyles, Inc. and subsidiaries (the "Company") was formed pursuant to the merger of various Sub-chapter S corporations which were wholly owned by certain principal stockholders of the Company (the "Principal Stockholders") and the transfer of certain assets by and assumption of certain liabilities of (i) a partnership that was wholly owned by the Principal Stockholders and (ii) the Principal Stockholders individually. In exchange for the transfer of such stock, assets and liabilities, the Principal Stockholders received shares of the Company's common stock. These transactions are collectively called the "reorganization". All of the assets and liabilities were transferred at historical cost. The reorganization was effective as of April 1, 1996 and, accordingly, accumulated deficit represents results of operations subsequent to that date. Prior to the reorganization, the various Sub-chapter S corporations and the partnership, which were wholly owned by the Principal Stockholders, were historically reported on a combined basis.

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

LINES OF BUSINESS - The Company, a fully integrated provider of senior living accommodations and services, acquires, develops and manages senior living communities in 15 states in the Sun Belt and the Midwest. The Company's revenues have been and are expected to continue to be primarily derived from sales of partnership interests ("Syndications") in partnerships it organizes to acquire existing senior living communities ("Syndicated Communities"). As a result of the Company's Syndication activities, limited partnerships ("Senior Living Investing Partnerships") are formed whereby the Company retains a 1% to 1.5% general partnership interest. Investing Partnerships generally own a 98.5% to 99% interest in partnerships that own senior living communities ("Senior Living Owning Partnerships"). The Company also arranges for the mortgage financing of the Syndicated Communities and is involved in the development and management of senior living communities. The Company has established a development program (the "Development Plan") pursuant to which it (i) is building new senior living communities ("Development Communities") of which seven are complete and in their initial lease up phase (individually a "Development Community" and cumulatively the "Development Communities") and (ii) has commenced construction on four additional Development Communities, all of which are in Texas. The Company owns the completed Development Communities or operates them pursuant to long-term leases. Another source of income is interest income on notes receivable.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - The Company considers cash and cash equivalents to include cash on hand, demand deposits and highly liquid investments with maturities of three months or less.

REVENUE RECOGNITION - Revenue from Syndications is recognized under the full accrual method of accounting when the profit on the transaction is determinable, that is, the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. The profit recognized has been reduced by the estimated maximum reasonably possible exposure to loss. Revenue from Syndications includes any syndication fees earned by the Company. The Company determines the collectibility of the sales price by evidence supporting the buyers' substantial initial and continuing investment in the Syndicated Communities, as well as other factors such as age, location and cash flow of the underlying property. In addition, three of the Syndications have involved the construction of additional apartment units and common space at the acquired Syndicated Communities. The Senior Living Owning Partnerships hire independent third party contractors to do the construction pursuant to maximum price contracts. The new construction generates additional risks, such as increased costs due to change orders, which the Company believes are not material.

       The Company has deferred income on sales to Senior Living Investing Partnerships of interests in Senior Living Owning Partnerships. The Company has arranged for the private placement of limited partnership interests in Senior Living Investing Partnerships. Offerings of interests in Senior Living Investing Partnerships which were formed to acquire controlling interests in Senior Living Owning Partnerships provide that the limited partners are entitled to receive for a period not to exceed five years distributions equal to between 11% and 12% of their then paid-in scheduled capital contributions. Pursuant to management contracts with the Senior Living Owning Partnerships, for such five-year period, the Company is required to pay to the Senior Living Owning Partnerships, amounts sufficient to fund (i) any operating cash deficiencies of such Senior Living Owning Partnerships and (ii) any part of such 11% and 12% return not paid from cash flow from the related property (which the Senior Living Owning Partnerships distribute to the Senior Living Investing Partnerships for distribution to limited partners) (collectively, "Management Contract Obligations"). The amount of deferred income for each property is calculated in a multi-step process. First, based on the property's cash flow in the previous fiscal year, the probable cash flow for the property for the current fiscal year is determined and that amount is initially assumed to be constant for each remaining year of the Management Contract Obligations period (the "Initial Cash Flow"). The Initial Cash Flow is then compared to the Management Contract Obligations for the property for each remaining year of the five-year period. If the Initial Cash Flow exceeds the Management Contract Obligations for any fiscal year, the excess Initial Cash Flow is added to the assumed Initial Cash Flow for the following fiscal year and this adjusted Initial Cash Flow is then compared to the Management Contract Obligations for said following fiscal year. If the Initial Cash Flow is less than the Management Contract Obligations for any fiscal year, a deferred income liability is created in an amount equal to such shortfall and no adjustment is made to the Initial Cash Flow for the following year. Such deferred income liability represents the estimated maximum reasonably possible exposure to loss as discussed above. As this process is performed for each property on a quarterly basis, changes in a property's actual cash flow will result in changes to the assumed Initial Cash Flow utilized in this process and will result in increases or decreases to the deferred income liability for an individual property. Any increase in deferred income liabilities increases the cost of sales relating to the sale. The payment of the Management Contract Obligations, however, will generally not result in the recognition of expense unless the property's actual cash flow for the year is less than the expected Initial Cash Flow for that year, as adjusted, and, as a result thereof, the amount paid by the Company in respect of the Management Contract Obligations is greater than the amount assumed in establishing the deferred income liability. Such expense amounted to $2,500, $5,900 and $8,300 for the years ended
January 31, 1997, 1998 and 1999, respectively, and such expense is included as a component of cost of sales. Although the Company does not intend to do so in the future, from time to time, the Company has made discretionary payments to Senior Living Owning Partnerships beyond the Management Contract Obligations period for the purpose of making distributions to limited partners. If, however, the property's actual cash flow is greater than the Initial Cash Flow for the year, as adjusted, the Company's earnings will be enhanced by the recognition of deferred income earned and, to the extent cash flow exceeds Management Contract Obligations, incentive management fees. The Company recognized such incentive management fees in the amount of $1,200, $2,800 and $2,200 for the years ended January 31, 1997, 1998 and 1999, respectively.

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

ACCOUNTING ESTIMATES - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include those of the Company and its subsidiaries. The effects of all significant intercompany transactions have been eliminated.

DEFERRED LOAN COSTS - Costs incurred in connection with obtaining long-term financing have been deferred and are amortized over the term of the financing.

CONSTRUCTION-IN-PROGRESS - Costs incurred in connection with the construction and development of Development Communities prior to the completion of construction are capitalized. Such costs include the capitalization of interest during the construction period. If a project is discontinued or capitalized costs are deemed not recoverable, the applicable capitalized project costs are expensed.

INITIAL LEASE-UP COSTS - The Company has capitalized the initial lease-up costs associated with the Development Communities placed in service based upon units unavailable for rental.

DEPRECIATION AND AMORTIZATION - The Company depreciates and/or amortizes the costs associated with its Development Communities using the straight-line method over the life of the applicable asset.

INVESTMENTS - The Company accounts for its interests in Syndicated senior living limited partnerships under the equity method of accounting. The Company uses this method because as the general partner it can exercise significant influence over the operating and financial policies of such partnerships. Under this method, the Company records its share of income and loss of the entity as well as any distributions or contributions as an increase or decrease to the investment account. The carrying amount of the investments in limited partnerships differs from the Company's underlying equity interest based upon its stated ownership percentages. Such differences are attributable to the disproportionate amount of money and notes invested in the entities by the Company for its equity interest as compared to the other investors. This difference is being amortized over the estimated life of the underlying partnership. The unamortized portion of such difference is $2,515 and $3,425 as of January 31, 1998 and 1999, respectively.

PROPERTY MANAGEMENT FEES - Property management fees earned for services provided to related parties are recognized as revenue when related services have been performed.

RECLASSIFICATIONS - Certain amounts in prior years have been reclassified to conform with current year presentation.

EARNINGS PER SHARE - Earnings per share on a basic and diluted basis, as required by Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", is calculated based upon the average shares outstanding during the periods. The effect of stock options outstanding during fiscal 1998 is anti-dilutive.

COMPREHENSIVE INCOME - SFAS No. 130, "Reporting Comprehensive Income", requires the reporting of all items which are required to be recognized under generally accepted accounting principles as components of comprehensive income in the financial statements. The Company has no items of comprehensive income.

STOCK OPTIONS AND COMPENSATION - Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The Company applies the intrinsic value-based methodology permitted by SFAS No. 123 in accounting for stock options issued to employees. Under the intrinsic value-based methodology, stock-based compensation cost is the excess of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock (exercise price). The Company generally grants stock options with an exercise price equal to the stock price at the date of grant and, accordingly, no compensation cost is recognized.

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


4.       NOTES AND RECEIVABLES

Notes and other receivables are from related parties, primarily Syndicated partnerships, and consist of the following:


                                                                 JANUARY 31,
                                                             -------------------

                                                               1998       1999
                                                             --------   --------
    Notes receivable-- multi-family (a)(e)..............     $173,598   $166,562
    Notes and accrued interest receivable
     -- senior living (b)...............................        6,503      6,776
    Other partnership receivables (c)(e)................       60,265     63,313

    Accrued interest receivable.........................          883        562
                                                             --------   --------
                                                              241,249    237,213
    Less allowance for uncollectible receivables (d)....       10,109     10,109
                                                             --------   --------
                                                             $231,140   $227,104
                                                             ========   ========

At January 31, 1998 and 1999, the carrying value of impaired notes receivable, net of related deferred income, was approximately $41,106 and $29,721, respectively. Interest income on impaired notes is recognized on the cash basis. Such income recognized was $1,261, $1,342 and $826 for the years ended
January 31, 1997, 1998 and 1999, respectively.

(a) The Company has notes receivable from the partnerships which were formed to acquire controlling interests in Multi-Family Owning Partnerships which own multi-family properties ("Multi-Family Notes"). The Multi-Family Notes generally have maturity dates ranging from ten to fifteen years from the year of syndication. At January 31, 1999, 84 of the 157 notes (approximate face value $80,386) have reached their final maturity dates and these final maturity dates have been extended by the Company. Two multi-family properties relating to two extended Multi-Family Notes were refinanced, five multi-family properties relating to eight previously extended Multi-Family Notes were sold in fiscal 1998 and a contract to sell one multi-family property and letters of intent to sell two multi-family properties whose notes have been extended have been executed. It is the Company's intention to collect the principal and interest payments on the Multi-Family Notes from the cash flows distributed by the related multi-family properties and the proceeds in the event of a sale or refinancing. The Company expects to extend maturities of other Multi-Family Notes. Interest income on all of the Multi-Family Notes amounted to $6,949, $7,481 and $7,449 for the years ended January 31, 1997, 1998 and 1999, respectively.

(b) The Company has notes receivable from the partnerships which were formed to acquire controlling interests in Senior Living Owning Partnerships. Such notes generally have interest rates ranging from 11% to 13.875% and are due in installments over five years from the date of acquisition of the respective partnership interests. The notes represent senior indebtedness of the related Senior Living Investing Partnerships, and are collateralized by the respective interests in the Senior Living Owning Partnerships. Principal and interest payments on each note are also collateralized by the investor notes payable to the Senior Living Investing Partnerships to which the investors are admitted. Limited Partners are allowed to prepay their capital contributions. These prepayments of capital contributions do not result in the prepayment of the related purchase notes held by the Company. Instead, such amounts are loaned to the Company at a rate of between 11% and 12% by the Senior Living Investing Partnerships. As a result of such loans and the crediting provisions of the related purchase agreements, the Company records the notes receivable corresponding to the purchase notes net of such loans. Therefore, these prepayments act to reduce the recorded value of the Company's notes receivable.

(c) Other partnership receivables substantially represent reimbursable expenses and advances made to the multi-family partnerships. These amounts do not bear interest and have no specific repayment date. It is the Company's intention to collect these receivables from the excess cash flows distributed by the related multi-family properties and the proceeds in the event of a sale or refinancing.

(d)     Allowance for Uncollectible Notes Receivable


                                  Balance at  Charged to  Reductions  Balance
                                  Beginning   Costs and      to        at End
                                   of Year     Expenses   Allowance   of Year
                                  ----------  ----------  ----------  -------

Year Ended January 31, 1997:
         Allowance for notes
         receivable ........       $14,023     $18,442     $21,333     $11,132

Year Ended January 31, 1998:
         Allowance for notes
         receivable ........        11,132          --       1,023      10,109

Year Ended January 31, 1999:
         Allowance for notes
         receivable ........        10,109          --          --      10,109



The Multi-Family Notes relating to nine Multi-Family Owning Partnerships that filed petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Chapter 11 Petitions") and the one Multi-Family Owning Partnership which lost its property pursuant to an uncontested foreclosure sale of its property (said ten Multi-Family Owning Partnerships are, collectively, the "Protected Partnerships") were first deemed impaired when the mortgages on their respective properties went into default, which defaults occurred between August 1989 and June 1994. Once in default, the holders of these mortgages assigned them to the United States Department of Housing and Urban Development ("HUD"). The Protected Partnerships then attempted to negotiate, and in some cases obtained, workout agreements with HUD. Although it could temporarily lower or suspend debt service payments during the term of a workout agreement, HUD, unlike a conventional lender, did not have the legal authority to restructure the defaulted mortgages it holds by permanently lowering interest rates or reducing the principal amount of such mortgages. HUD then sold the mortgages (subject to those workout agreements which were in place) at auctions in September 1995 and June 1996. Since the new mortgage holders did not have HUD's legal constraints as to the restructuring of mortgages they hold, the Protected Partnerships began negotiations with the new holders to restructure their mortgages or purchase them at a discount. The Protected Partnerships could not reach an agreement with the new mortgage holders and the new mortgage holders began to threaten and institute foreclosure proceedings. The Principal Stockholders and one of their affiliates transferred the partnership interests they owned personally in various partnerships that own multi-family properties (the "Assigned Interests") to the partnerships that owned interests in the Protected Partnerships in July 1996. Seven of the Protected Partnerships filed Chapter 11 Petitions in August 1996, two of the Protected Partnerships filed Chapter 11 Petitions in February 1997, and one of the Protected Partnerships did not file a Chapter 11 Petition and allowed the holder of the mortgage to foreclose on its property due to the unlikelihood of confirming a plan of reorganization. The Company established appropriate reserves during these time periods to reflect the varying extent of impairment of these Multi-Family Notes in view of the state of facts at such time. In that the Principal Stockholders transferred the Assigned Interests in July 1996, the Company recorded a $21,300 capital contribution in fiscal 1996. The bankruptcy petitions and risk of loss faced by the Protected Partnerships resulted in the Company recording a non-cash loss of $18,400 in the year ending January 31, 1997 (representing the recorded value of the notes receivable relating to the Protected Partnerships, net of deferred income and net of any previously established reserves) due to the deemed full impairment of these notes receivable. Seven of the Chapter 11 petitions resulted in the respective Protected Partnerships losing their properties through foreclosure or voluntary conveyances of their properties. The remaining two Protected Partnerships successfully emerged from their bankruptcy proceedings in January, 1998 by paying off their mortgages at a discount with the proceeds of new mortgage financings, resulting in these properties having current, fully performing mortgages. This allowed the Company to recognize non-cash other income of $3,100 in fiscal 1997. The two partnerships related to these Protected Partnerships have transferred the respective Assigned Interests back to the Principal Stockholders and their affiliate. This transfer is recorded as a non-cash distribution to the Principal Stockholders for the release of the previously assigned collateral of $3,100. The Company neither owns nor manages these properties, nor is the general partner of these Multi-Family Owning Partnerships, but, rather, holds the related Multi-Family Notes as receivables. The Company, therefore, has no liability in connection with these mortgage defaults or bankruptcy proceedings.

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


5.       CONSTRUCTION-IN-PROGRESS

The Company has capitalized costs which include interest associated with its construction and development of properties it is building. If a project is discontinued, all capitalized project costs are expensed. Such interest capitalized for the years ended January 31, 1998 and 1999 was $1,551 and $1,849, respectively.


6.       PROPERTY, BUILDINGS AND EQUIPMENT-NET

Property, buildings and equipment -- net at January 31, 1999, are comprised as follows:

                                                        Life            Cost
                                                     ----------       ---------

Land.........................................            --             $4,774
Buildings....................................          40 yrs           25,562
Equipment....................................          4-7 yrs           1,244
Leasehold improvements ......................       life of lease        4,017
Accumulated depreciation and amortization....                             (303)
                                                                       -------
Net property, buildings and equipment........                          $35,294
                                                                       =======


7.       OTHER ASSETS

Other assets are comprised as follows:


                                                                JANUARY 31,
                                                          ----------------------

                                                            1998          1999
                                                          -------       --------

Deferred loan costs (a)................................   $ 9,681       $11,642
Investment in cooperative apartment building (b).......     1,782         1,782
Unsold subscription units (c)..........................       111            --
Deferred registration costs (d)........................       397            --
Investment held for resale (e).........................     7,140            --
Other assets...........................................     3,419         4,146
                                                          -------      --------
                                                          $22,530       $17,570
                                                          =======       =======
                                   13

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

(c) The Company had deferred $111 of remaining costs associated with the financing of the acquisition of senior living communities by arranging for the sale of partnership interests, which were substantially sold at January 31, 1998. Upon completion of these transactions, such costs were charged to cost of sales.

(d) The Company had capitalized costs relating to the initial public offering. These costs were charged against additional paid-in capital upon the close of the initial public offering in March, 1998.

(e) The Company purchased a senior living community in December 1997 for Syndication and syndicated such property in the first and second quarters of fiscal 1998.

8.       LOANS AND ACCRUED INTEREST PAYABLE

Loans payable consists of the following:


                                                           JANUARY 31,
                                                  ------------------------------

                                                    1998               1999
                                                    ----               ----

Banks (including mortgages)(a)(b)                 $ 35,706          $ 32,435

Other, principally debentures(c)                   126,144           137,346
                                                  --------          --------

                                                  $161,850          $169,781
                                                  ========          ========


(a) The bank loans bear interest per annum at the banks' prime rates plus 1% to 3%. The bank loans generally have terms of at least one year, but in the event a particular bank elects not to renew or extend the credit, the entire unpaid balance is converted to a term loan which is payable in four to five years. Generally, the bank loans are collateralized by the Company's interests in the assigned limited partner investor notes which serve as collateral for the respective purchase notes. The prime rate of interest at January 31, 1998 and 1999 was 8.5% and 7.75%, respectively.

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

Future annual maturities of all of the Company's loans payable, excluding interest, over the next five years and thereafter, are as follows:

2000.............................................             $ 29,406
2001.............................................               35,253
2002.............................................               38,266
2003.............................................               22,076
2004.............................................               10,058
Thereafter.......................................               33,725
                                                               -------

                                                              $168,784
Accrued interest.................................                  997
                                                              --------

                                                              $169,781
                                                              ========


9.       CONSTRUCTION AND MORTGAGE LOANS PAYABLE

During the years ended January 31, 1998 and 1999, pursuant to the Company's development plan, first mortgage loans were obtained to finance approximately 80% of the costs of developing six new senior living communities. The interest rate on four of the loans equals the 30-day LIBOR plus 2.75% per annum. The 30-day LIBOR rate was 5.63% at January 31, 1999. The fifth loan bears interest at the rate of the prime rate plus 1.5% per annum. The sixth loan bears interest at the bank's prime rate for fifteen months then converts to LIBOR plus 2.75% per annum for the following twenty four months. These loans mature between November, 1999 and February, 2001. As of January 31, 1998 and 1999, total funding under such first mortgage loans amounted to $13,345 and $26,036, respectively.

Pursuant to the Company's development program, two limited partnerships, in each of which the Company holds a 1% general partnership interest, have issued limited partnership interests for aggregate capital contributions of $9,250, the net proceeds of which have been used to make second mortgage loans to the Company to fund approximately 20% of the costs of developing three Development Communities. Such second mortgage loans bear interest at the rate of 13.125% per annum. These second mortgage loans mature between November, 2001 and March, 2002.


10.      DEFERRED INCOME

Deferred income is comprised of:


                                                     JANUARY 31,
                                 ------------------------------------------


                                          1998                         1999
                                 --------------------          -----------------

   Multi-family................         $66,342                      $58,760

   Senior living(a)............           9,770                        9,836
                                       --------                     --------

                                        $76,112                      $68,596
                                       ========                     ========


(a) The aggregate gross amount (before considering the cash flow from the properties) of Management Contract Obligations relating solely to returns to limited partners for each of the fiscal years 1999 through 2003 based on existing management contracts is $19,776, $19,881, $15,790, $8,045 and $1,971, respectively. Such amounts of Management Contract Obligations are calculated based upon scheduled capital contributions with respect to fiscal years 1999 through 2003. Actual amounts of Management Contract Obligations in respect of such contracts will vary based upon the timing and amount of such capital contributions. The cash flow generated by the related properties is applied against the total Management Contract Obligations and any remaining balance is established as deferred income at year-end.

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

12.      INCOME TAXES

         The Company became a taxable entity as of April 1, 1996, and has incurred losses since that date. The Company believes it is more likely than not that deferred tax assets in excess of deferred tax liabilities may not be realizable in future years. Accordingly, the Company has increased the valuation allowance from $11,340 to $13,850. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                               JANUARY 31,
                                                        ----------------------

Deferred tax assets:                                       1998          1999
                                                        ----------     --------

         Notes and receivables.........................   $ 6,092       $6,260
         Loans payable.................................     2,000        2,000
         Investment in partnerships....................     5,045        6,974
         Net operating loss carryforward...............     3,847        7,441
         Other ........................................       147          136
                                                         --------    ---------
                  Total gross deferred tax assets......    17,131       22,811
                  Less valuation allowance.............   (11,340)     (13,850)
                                                         --------    ---------
                  Deferred tax assets net of
                  valuation allowance..................    5,791         8,961
                                                         --------    ---------
Deferred tax liabilities:
         Fixed assets                                        --            313
         Deferred income...............................    4,562         7,016
         Other ........................................    1,229         1,632
                                                        --------     ---------
                  Total gross deferred tax
                  liabilities..........................    5,791         8,961
                                                        --------     ---------
Net deferred tax assets (liabilities)                    $   --       $    --
                                                        ========     =========

The net operating loss carryforward as of January 31, 1999 was approximately $19,000. A substantial portion of such loss carryforward will expire January 31, 2013 and the remainder thereof will expire through January 31, 2019.

13.      COMMITMENTS AND CONTINGENCIES

         The Company rents office space under a lease expiring February, 2000. Annual rent under such lease is approximately $206. The Company entered into a ten-year lease for additional office space, commencing September 1, 1991. The annual rent is approximately $330.

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

         As part of the Company's development program, on September 18, 1996 the Company entered into a master development agreement with Capstone Capital Corporation ("Capstone") pursuant to which Capstone will fund 100% of the development cost of four Development Communities. The maximum amount Capstone will fund per such agreement is approximately $37,764, of which $35,864 had been funded as of January 31, 1999.

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

The Chairman of the Board and President of the Company and entities controlled by them serve as general partners of partnerships directly and indirectly owning multi-family properties and, on account of such general partner status, have personal liability for recourse partnership obligations. These two individuals also own small equity ownership interests in the partnerships. The Company held notes receivable, aggregating $100,838, net of deferred income, and receivables of $59,900 at January 31, 1999 that were collateralized by the equity interests in such partnerships. These individuals have provided personal guarantees for certain of the Company's investor note debt and unsecured debt, and the obligations thereunder may continue. The aggregate amount of such debt personally guaranteed by each is approximately $32,493. In addition, such officers and certain employees will devote a portion of their time to overseeing the third-party managers of multi-family properties in which the Company has financial interests in that it holds the related Multi-Family Notes, but in which such officers have equity interests and the Company does not. These activities, ownership interests and general partner interests create actual or potential conflicts of interest on the part of these officers.

The Company is the managing general partner for most of the Senior Living Owning Partnerships which own the Syndicated Communities managed by the Company. The Company also is the general partner for most of the Senior Living Investing Partnerships that own equity interests in these Senior Living Owning Partnerships. In addition, the Company is the managing agent for all of the Syndicated Communities in the Company's portfolio. The Company has arranged for the acquisition of Syndicated Communities and other properties through the sales of limited partnership interests in the Senior Living Investing Partnerships. By serving in all of these capacities, the Company may have conflicts of interest in that it has both a duty to act in the best interests of partners of various partnerships, including the limited partners of the Investing Partnerships, and the desire to maximize earnings for the Company's stockholders in the operation of such Syndicated Communities.

During fiscal 1996, 1997 and 1998, the Company paid to Francine Rodin, the wife of Bernard M. Rodin, the Company's Chief Operating Officer, President, Chief Financial Officer and a Director, $204, $133 and $153, respectively, as fees for introducing to the Company certain broker/dealers that have assisted the Company in its Syndications of partnership interests and in placing other securities offered by the Company. Mrs. Rodin will receive a fee with respect to any future sales through such broker/dealers of Syndicated partnership interests and other securities offered by the Company. During fiscal 1996, Mrs. Rodin received consulting fees of $49 in connection with coordinating the Company's marketing efforts and travel arrangements. Mrs. Rodin was an employee of the Company for the fiscal years 1997 and 1998, respectively, and performed similar services.

The Company had loans receivable of $464 and $190 from the Chairman of the Board and the President of the Company as of the end of fiscal 1997 and 1998, respectively.

15.      1996 STOCK OPTIONS AND PERFORMANCE AWARD PLAN

         The Company has adopted the 1996 Stock Option and Performance Award Plan (the "Plan"), which authorizes the granting to officers, key employees and directors of the Company and any parent or subsidiary of the Company, of incentive or non-qualified stock options, stock appreciation rights, performance shares, restricted shares and performance units. Under the Plan, directors who are not employees of the Company may not be granted incentive stock options. The Company plans to reserve 2,500 shares of Common Stock for issuance pursuant to the Plan.

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

         Under the provisions of SFAS 123, the Company accounts for stock-based compensation using the intrinsic value method prescribed by APB 25. On a pro-forma basis, net loss would have been $13,493 or $0.77 per share in fiscal 1998. For purposes of this pro-forma disclosure under SFAS 123, the estimated fair value of the options is amortized over the vesting period.

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

16.      SEGMENT REPORTING INFORMATION

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

3. New Development - Revenues are derived from senior living rental revenues from the Development Communities.

                          JANUARY 31,                                               JANUARY 31,
                   -------------------------------                         ------------------------------

                       1997       1998      1999                                1997      1998      1999
                       ----       ----      ----                                ----      ----      ----


Revenues                                             Interest Expense
--------                                             ----------------
Syndication (a)      $ 50,320  $ 56,423   $45,716    Syndication              $ 3,493   $ 4,945   $ 4,152
Multi-family (b)          944     5,797    27,182    Multi-family              12,752    13,778    14,887
New Development             -         -     6,443    New Development              149       686     3,027
                    ---------  --------   -------                            --------   -------   -------

Combined Segments    $ 51,264  $ 62,220   $79,341    Combined Segments        $16,394   $19,409   $22,066
                    =========  ========   =======                            ========   =======  ========



Interest Income                                      Depreciation and Amortization
---------------                                      -----------------------------

Syndication          $  7,054  $  4,768  $  4,204    Syndication              $   319   $   363   $   490
Multi-family            6,719     7,283     7,317    Multi-family               2,947     2,770     3,591
New Development             -         -       828    New Development               65       207       951
                    ---------  --------   -------                            --------   -------   -------
Combined Segments    $ 13,773  $ 12,051  $ 12,349    Combined Segments        $ 3,331   $ 3,340   $ 5,032



Operating Profit (Loss)(c)                                     Capital Expenditures
--------------------------                                     --------------------

Syndication          $  4,973 $   7,363  $  2,294    Syndication             $      -   $     -  $      -
Multi-family       (28,080)(d)   (5,822)  (11,546)   Multi-family                   -         -         -
New Development          (214)   (4,000)   (3,724)   New Development            6,742    19,499    20,973
                    ---------  --------   -------                            --------   -------   -------

Combined Segments    $(23,321)$  (2,459) $(12,976)   Combined Segments        $ 6,742   $19,499   $20,973
                    =========  ========   =======                            ========   =======  ========

Gross Assets
------------
Syndication          $ 21,997  $ 27,719  $ 23,548
Multi-family          229,236   236,326   229,794
New Development        10,428    31,754    65,972
                    ---------  --------   -------
Combined Segments    $261,661  $295,799  $319,314
                    =========  ========   =======

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

                                      GRAND COURT LIFESTYLES, INC.

                                      /s/ Bernard M. Rodin
                                      ------------------------
                                      Bernard M. Rodin
                                      Chief Financial Officer and Vice President

Dated:   July 13, 1999