Form 10-Q
period 1999-07-31
GRAND COURT LIFESTYLES INC
filed 1999-09-14
CIK 1016741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number: 0-21249

                          GRAND COURT LIFESTYLES, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                        22-3423087
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)


2650 North Military Trail, Suite 350, Boca Raton, Florida         33431
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code  (561) 997-0323

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----    ----.

     At September 7, 1999, the Company had 17,545,600 shares of Common Stock, $.01 par value, outstanding.

                          GRAND COURT LIFESTYLES, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED JULY 31, 1999

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements and Supplementary Data..........................  2

        Consolidated Balance Sheets as of January 31, 1999 and July 31, 1999.  2

        Consolidated Statements of Operations for the three and six months ended July 31, 1998 and 1999.........................................  3

        Consolidated Statements of Cash Flows for the six months
        ended July 31, 1998 and 1999.........................................  4

        Notes to Consolidated Financial Statements...........................  5

Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................ 12

Item 3: Quantitative and Qualitative Disclosures about Market Risk........... 33

PART II - OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds............................ 34

Item 5: Other................................................................ 34

Item 6: Exhibits and Reports on Form 8-K..................................... 35

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------



                                                                                                          July 31,
                                                                                    January 31,         (unaudited)
                                                                                ----------------      ----------------
                                                                                        1999                  1999
                                                                                ----------------      ----------------
ASSETS

     Cash and cash equivalents..............................................      $ 22,784,000           $  8,372,000

     Notes and receivables - net............................................       227,104,000            238,598,000

     Investments in affiliated entities.....................................         4,945,000             11,533,000

     Construction-in-progress...............................................        11,617,000             15,712,000

     Property, buildings and equipment - net................................        35,294,000             13,308,000

     Other assets - net.....................................................        17,570,000             20,130,000
                                                                                  ------------           ------------

           Total assets.....................................................      $319,314,000           $307,653,000
                                                                                  ============           ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

     Loans and accrued interest payable.....................................      $169,781,000           $177,742,000

     Construction and mortgage loans payable................................        35,286,000             12,917,000

     Notes and commissions payable..........................................         4,158,000              2,910,000

     Other liabilities......................................................         5,767,000              6,269,000

     Deferred income........................................................        68,596,000             68,173,000
                                                                                  ------------           ------------

          Total liabilities.................................................       283,588,000            268,011,000
                                                                                  ------------           ------------

Commitments and contingencies...............................................

Minority interest...........................................................                --              1,070,000

Stockholders' equity........................................................

     Preferred Stock, $.001 par value - authorized, 15,000,000 shares;
     none issued and outstanding............................................                --                     --

     Common Stock, $.01 par value - shares authorized
     40,000,000 ; shares issued 17,800,000 .................................           178,000                178,000

     Paid-in capital........................................................        73,451,000             74,335,000

     Treasury stock - 200,000 shares at cost                                                --             (1,143,000)

     Accumulated deficit....................................................       (37,903,000)           (34,798,000)
                                                                                  ------------           ------------

          Total stockholders' equity........................................        35,726,000             38,572,000
                                                                                  ------------           ------------

               Total liabilities and stockholders' equity...................      $319,314,000           $307,653,000
                                                                                  ============           ============

See Notes to Consolidated Financial Statements.


                                          2

GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------



                                                           Three months ended                Six months ended
                                                                July 31,                         July 31,
                                                              (unaudited)                       (unaudited)
                                                    ------------------------------   ------------------------------
                                                         1998            1999              1998             1999
                                                    -------------  ---------------   --------------   --------------
Revenues:
   Sales..........................................  $  7,481,000    $ 18,638,000     $ 17,961,000      $ 36,853,000
   Syndication fee income.........................     1,912,000       1,624,000        4,087,000         3,478,000
   Deferred income earned.........................       207,000         156,000          415,000           311,000
   Interest income................................     3,598,000       1,826,000        7,487,000         4,652,000
   Property management fees from related
     parties......................................       724,000         841,000        1,712,000         1,924,000
   Equity in earnings (losses) in affiliated
     entities.....................................       164,000         (34,000)         322,000           137,000
   Senior living revenues.........................     1,171,000       1,330,000        1,589,000         3,892,000


   Other income...................................       665,000              --        1,350,000                --
                                                    ------------    ------------     ------------      ------------
                                                      15,922,000      24,381,000       34,923,000        51,247,000
                                                    ------------    ------------     ------------      ------------
Cost and Expenses:
   Cost of sales..................................    10,210,000       9,044,000       18,576,000        19,188,000
   Selling........................................     1,522,000       1,298,000        3,632,000         2,854,000
   Interest.......................................     5,280,000       5,029,000       10,750,000        10,740,000
   General and administrative.....................     2,650,000       3,176,000        5,174,000         6,167,000
   Loss on impairment of notes and
   receivables....................................            --         713,000               --           713,000
   Senior living operating expenses...............     1,219,000       2,152,000        2,165,000         5,095,000
   Officers' compensation.........................       300,000         300,000          600,000           600,000

   Depreciation and amortization..................     1,301,000       1,172,000        2,388,000         2,785,000
                                                    ------------    ------------     ------------      ------------
                                                      22,482,000      22,884,000       43,285,000        48,142,000
                                                    ------------    ------------     ------------      ------------
Net (loss) income.................................  $ (6,560,000)   $  1,497,000     $ (8,362,000)     $  3,105,000
                                                    ============    ============     ============      ============

(Loss) income per common share (basic and
     diluted).....................................  $       (.37)   $        .08    $        (.49)     $        .18
                                                    ============    ============    =============      ============

Weighted average common shares....................    17,800,000      17,674,000       17,104,000       17,733,000
                                                    ============    ============    =============      ============


See Notes to Consolidated Financial Statements.

GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                Six months ended July 31, (unaudited)
                                                                            ---------------------------------------
                                                                                    1998                   1999
                                                                            ------------------     -----------------
Cash flows used from operating activities:


   Net (loss) income....................................................     $  (8,362,000)           $  3,105,000
                                                                             -------------            ------------
Adjustments to reconcile net (loss) income to net cash used by operating activities:
   Loss on impairment of notes and receivables..........................                --                 713,000
   Depreciation and amortization........................................         2,388,000               2,785,000
   Deferred income earned...............................................          (415,000)               (311,000)
Changes in operating assets and liabilities:
   Accrued interest on notes and receivables ...........................         4,695,000               8,163,000
   Notes and receivables................................................       (12,272,000)            (19,486,000)
   Commissions payable..................................................            49,000                 456,000
   Other liabilities....................................................         3,627,000                 502,000
   Minority interest....................................................                --               1,070,000
   Deferred income......................................................         3,521,000                (112,000)
                                                                             -------------            ------------
                                                                                 1,593,000              (6,220,000)
                                                                             -------------            ------------
   Net cash used by operating activities................................        (6,769,000)             (3,115,000)
Cash flows used from investing activities:
   Increase in investments..............................................          (535,000)               (565,000)
   Cost of investment sold..............................................                --               5,365,000
   Building, furniture and equipment....................................        (7,725,000)             (9,274,000)
   Construction in progress.............................................        (4,706,000)            (10,579,000)
                                                                             -------------            ------------
   Net cash used by investing activities................................       (12,966,000)            (15,053,000)
                                                                             -------------            ------------
Cash flows provided by financing activities:
   Payments on loans payable............................................       (11,712,000)            (24,780,000)
   Proceeds from loans payable .........................................        17,973,000              32,741,000
   Proceeds from construction and mortgage loans payable................         6,373,000              12,917,000
   Payments on construction and mortgage loans payable..................                --              (9,250,000)
   Decrease (increase) in other assets..................................           522,000              (5,025,000)
   Payments of notes payable............................................          (161,000)             (1,704,000)
   Purchase of treasury stock...........................................                --              (1,143,000)
   Net proceeds from initial public offering ...........................        22,292,000                      --
                                                                             -------------            ------------
   Net cash provided by financing activities............................        35,287,000               3,756,000
                                                                             -------------            ------------
   (Decrease) increase in cash and cash equivalents.....................        15,552,000             (14,412,000)

   Cash and cash equivalents, beginning of period.......................        11,964,000              22,784,000
                                                                             -------------            ------------
   Cash and cash equivalents, end of period...........................       $  27,516,000            $  8,372,000
Supplemental information:

   Interest paid........................................................     $  10,508,000            $ 10,720,000
                                                                             =============            ============

   Non-cash capital contribution........................................     $          --            $    883,000
                                                                             =============            ============


See Notes to Consolidated Financial Statements.

GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1998 AND 1999
--------------------------------------------------------------------------------



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

     The accompanying consolidated financial statements of Grand Court Lifestyles, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the periods ended July 31, 1998 and 1999 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations for the fiscal year. Certain amounts in the prior period have been reclassified to conform with current year presentation. These consolidated financial statements should be read in connection with the financial statements and notes included thereto in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999. Capitalized terms used but not defined herein shall have the same meanings as set forth in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1999. The Company has no items of comprehensive income.

     Unless the context otherwise requires, (i) all references herein to a "Fiscal" year refer to the fiscal year beginning on February 1 of that year (for example, "Fiscal 1998" refers to the fiscal year beginning on February 1, 1998) and (ii) all references to the Company, include the Company, its subsidiaries and its predecessors taken as a whole.


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS--Historically,   the  Company  retained  a  1%  general  partnership
interest in the Owning Partnership and a 1% general partnership interest in the Investing Partnership of the Syndicated senior living communities and accounted for such interests under the equity method of accounting. Under this method, the Company records its share of income and loss of the entity as well as any distributions or contributions as an increase or decrease to its investment account. In recent Syndications, the Company has been retaining a 50% partnership interest in the Syndicated senior living communities. Due to this increased percentage in ownership being retained by the Company, the Company consolidates these Owning Partnerships into its consolidated financial statements.

2.   NEWLY DEVELOPED COMMUNITIES

     The Company has completed construction of eight senior living communities (each a "Development Community"). Each Development Community is in its
     initial lease-up phase. Four of these Development Communities were developed as part of its development financing arrangement with Capstone Capital Corporation ("Capstone") and are leased to and operated by the Company. These four communities contain a total of 550 apartment units offering both independent and assisted living services. The four remaining completed Development Communities contain a total of 536 apartment units offering both independent and assisted living services.

     In April 1999, the Company entered into joint venture arrangements regarding four completed Development Communities, two of such joint venture arrangements being effective as of April 1, 1999 and the other two being effective as of May 1, 1999. Pursuant to each joint venture arrangement, the Company sold a 50% interest in the Development Communities to George Batchelor. The Company realized a profit from each of the sales and earns management fees for managing each of the communities. Mr. Batchelor has the right to terminate the Company's management upon thirty days written notice. Mr. Batchelor receives a cumulative priority return on its investment from all cash flow generated by the community and any excess cash flow is shared 50% by the Company and 50% by Mr. Batchelor. The Development Communities that are subject to joint venture arrangements are not consolidated into the Company's consolidated financial statements.
     Instead, the Company recognizes its investment in these Development Communities under the equity basis of accounting.

     In addition, the Company has commenced construction on three additional Development Communities.


3.   CAPITALIZATION

     In March 1998, in an initial public offering of its common stock, the Company sold 2,800,000 shares of its common stock at a price of $9.50 per share. The net proceeds, after deducting for all offering expenses, that the Company received as a result of this offering was $22,300,000. The Company intends to use approximately $19,300,000 of the net proceeds to finance the development of new senior living communities and the remaining $3,000,000 for working capital. As of July 31, 1999, $11,500,000 has been used to finance the development of new senior living communities and $3,000,000 has been used for working capital. The Company purchased a series of treasury bills with the remaining net proceeds pending application of such funds to the intended uses.

     In March 1999, the Board of Directors authorized the Company to purchase up to 300,000 shares of the Company's common stock at prevailing rates. As of July 31, 1999, the Company purchased 200,000 of such shares.

4.   COMMITMENTS AND CONTINGENCIES

     The Company rents office space under a lease expiring February 2000. Annual rent under such lease is approximately $206,000. The Company entered into a ten year lease for additional office space, commencing September 1, 1991. The annual rent is approximately $330,000.

     The Company's revenues have been, and are expected to continue to be, primarily derived from the sales of partnership interests ("Syndications") of partnerships it organizes to acquire existing senior living communities (each, an "Owning Partnership"). In a typical Syndication, the Company identifies a senior living community suitable for acquisition and forms an Owning Partnership (in which it is the managing general partner and initially owns all of the partnership interests) to acquire the property. Another partnership (the "Investing Partnership") is also formed (in which the Company is also the general partner with a 1% interest) to purchase from the Company a 99% partnership interest in the Owning Partnership (the "Purchased Interest"), leaving the Company with a 1% interest in the Owning Partnership and a 1% interest in the Investing Partnership. The Company accounts for these general partnership interests using the equity method of accounting. The purchase price for the Purchased Interest is paid in part in cash and in part by a note from the Investing Partnership with a term of approximately five years ( a "Purchase Note"). Limited partners purchase partnership interests in the Investing Partnership by agreeing to make capital contributions to the Investing Partnership over approximately five years. These capital contributions enable the Investing Partnership to pay the purchase price for the Purchased Interest, including the Purchase Note. The limited partners are entitled to receive, for a period not to exceed five years, distributions equal to between 11% and 12% per annum of their then paid-in scheduled capital contributions. Although the Company incurs certain costs in connection with acquiring a community and arranging for the Syndication of partnership interests, the Company makes a profit on the sale of the Purchased Interest. In addition, as part of the purchase price for the Purchased Interest paid by the Investing Partnership, the Company receives a 40% interest in sale and refinancing proceeds after certain priority payments to the limited partners. In recent Syndications, the Company has been selling 50% partnership interests in the Owning Partnerships. Based upon this change, the Company receives a 50% rather than a 40% interest in sale and refinancing proceeds after certain priority payments to the limited partners. The Company anticipates that future Syndications will involve the sale of 50% interests in the Owning Partnerships. Due to this increased percentage in ownership being retained by the Company, the Company consolidates these Owning Partnerships into its consolidated financial statements. The Company also enters into a management contract with the Owning Partnership pursuant to which the Company agrees to manage the senior living community. As part of the management fee arrangements, the management contract requires the Company, for a period not to exceed five years, to pay to the Owning Partnership (to the extent that cash flows generated by the property are insufficient) amounts sufficient to fund (i) any operating cash deficiencies of such Owning Partnership and (ii) any part of such 11% to 12% return not paid from cash flow from the related property (collectively, the "Management Contract Obligations"). The Company, therefore, has no direct obligation to pay specified returns to limited partners. Rather, the Company is obligated pursuant to the management contract to pay to the Owning Partnership amounts sufficient to make the specified returns to the limited partners, to the extent the cash flows generated by the property are insufficient to do so. The Owning Partnership then distributes these amounts to the Investing Partnership which, in turn, distributes these amounts to the limited partners. As a result of the Management Contract Obligations, the Company bears the risks of operations and financial viability of the related property for such five-year period. The management contract, however, rewards the Company for successful management of the property by allowing the Company to retain any cash flow generated by the property in excess of the amount needed to satisfy the Management Contract Obligations as an incentive management fee. After the initial five-year period, the limited partners are entitled to the same specified rate of return, but only to the extent there is sufficient cash flow from the property, and any amounts of cash flow available after payment of the specified return to limited partners are shared as follows: 40% to the Company as an incentive management fee and 60% for distribution to the limited partners. In recent Syndications, any amounts of cash flow available after payment of the specified return to limited partners are shared 50% to the Company and 50% to the limited partners. The management contract is not terminable during this initial five-year period and is terminable thereafter by either party upon thirty to sixty days notice. The Company has arranged for the acquisition of the Syndicated senior living communities that it manages by utilizing mortgage financing and by arranging for Syndications of Investing Partnerships formed to acquire interests in the Owning Partnerships that own the senior living communities. The Syndicated senior living communities managed by the Company are owned by the respective Owning Partnerships and not by the Company. The Company is the managing general partner of all but one of the Owning Partnerships and manages all of the senior living communities in its portfolio. The Company is the general partner of most of the senior living Investing Partnerships. The mortgage financing of the Syndicated Communities and Syndicated Multi-Family Properties are generally without recourse to the general credit or assets of the Company except with respect to certain specified obligations, including, for example, costs incurred for the correction of hazardous environmental conditions. However, except for such non-recourse obligations, as a general partner, the Company, or a wholly-owned entity formed solely to be the general partner, is fully liable for all partnership obligations, including those presently unknown or unobserved, and unknown or future environmental liabilities. The cost of any such obligations or claims, if partially or wholly borne by the Company, could adversely affect the Company's business, operating results and financial condition. Although most of the mortgage loans are non-recourse, (i) the Company is liable as a general partner for approximately $12,667,000 in principal amount of mortgage debt relating to six Syndicated Communities and (ii) wholly-owned entities (whose only asset is a specific general partnership interest) are liable as general partners for approximately $44,745,000 in principal amount of mortgage debt relating to eleven Syndicated Communities managed by the Company as of July 31, 1999. In the case of the general partner liabilities of the wholly-owned entities (whose only asset is a specific general partnership interest), the only assets of the Company at risk of loss are the general partnership interests in the wholly-owned entities. The Company fully guarantees the mortgage debt relating to four Syndicated Communities in the amount of $13,400,000.

     In addition, six of the Syndications have involved the construction of additional apartment units and/or common space at the existing senior living communities. The Owning Partnerships hire independent third party contractors to do the construction pursuant to guaranteed maximum price contracts. The new construction generates additional risks, such as increased costs due to change orders, which the Company believes are not material.

     As part of the Company's development program, on September 18, 1996 the Company entered into a master development agreement with Capstone pursuant to which Capstone funded 100% of the development cost of four Development Communities. The Capstone arrangement provides that the Company will operate these four Development Communities pursuant to long-term operating leases with Capstone, which leases were entered into upon the completion of construction and the satisfaction of certain other conditions. The initial term of each lease is 15 years with five-year extension options. The cumulative annual rent which the Company is obligated to pay to Capstone for the four Development Communities placed in service is $3,792,000.

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

5.   NEW ACCOUNTING PRONOUNCEMENTS

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

6.   SEGMENT REPORTING

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

     3. New Development - Revenues are derived from senior living rental revenues from the Development Communities and from sales, management fees and equity in earnings (losses) from Development Communities subject to joint venture arrangements.

                     Three months ended             Six months ended
                          July 31,                      July 31,
                 -----------------------------------------------------------
                    1998           1999             1998           1999
                 -----------------------------------------------------------

REVENUES

Syndication (a)  $10,281,000    $11,373,000     $24,082,000    $22,696,000

Multi-family (b)     207,000        156,000         415,000        311,000

New
Development (a)    1,836,000     11,026,000       2,939,000     23,588,000
                 -----------    -----------     -----------    -----------
Combined
Segments        $ 12,324,000   $ 22,555,000    $ 27,436,000   $ 46,595,000
                ============   ============    ============   ============

INTEREST INCOME

Syndication     $    827,000   $    807,000    $  2,515,000   $  2,173,000

Multi-family       2,723,000        942,000       4,465,000      2,349,000

New
Development           48,000         77,000         507,000        130,000
                ------------   ------------    ------------   ------------

Combined
Segments        $  3,598,000   $  1,826,000    $  7,487,000   $  4,652,000
                ============   ============    ============   ============

OPERATING PROFIT (LOSS) (c)

Syndication     $ (3,646,000)  $  2,588,000    $ (2,028,000)  $  3,969,000

Multi-family      (2,359,000)    (4,960,000)     (5,385,000)    (8,552,000)

New
Development         (555,000)     3,869,000        (949,000)     7,688,000

Combined
Segments        $ (6,560,000)  $  1,497,000    $ (8,362,000)  $  3,105,000
                ============   ============    ============   ============

GROSS ASSETS

Syndication     $ 26,938,000   $ 33,758,000    $ 26,938,000   $ 33,758,000

Multi-family     238,297,000    233,240,000     238,297,000    233,240,000

New
Development       63,749,000     40,655,000      63,749,000     40,655,000

Combined
Segments        $328,984,000   $307,653,000    $328,984,000   $307,653,000
                ============   ============    ============   ============

                        Three months ended         Six months ended
                             July 31,                  July 31,
                 ---------------------------------------------------------
                      1998         1999             1998          1999
                 ---------------------------------------------------------


INTEREST EXPENSE

Syndication      $   948,000    $   943,000     $ 2,231,000    $ 1,839,000

Multi-family       3,712,000      4,053,000       7,284,000      7,870,000

New
Development          620,000         33,000       1,235,000      1,031,000
                 -----------    -----------     -----------    -----------
Combined
Segments         $ 5,029,000    $ 5,029,000     $10,740,000    $10,740,000
                 ===========    ===========     ===========    ===========


DEPRECIATION AND AMORTIZATION

Syndication      $    87,000    $   109,000     $   207,000    $   282,000

Multi-family         952,000        974,000       1,756,000      2,010,000

New
Development          262,000         89,000         425,000        493,000
                 -----------    -----------     -----------    -----------
Combined
Segments         $ 1,301,000    $ 1,172,000     $ 2,388,000    $ 2,785,000
                 ===========    ===========     ===========    ===========


CAPITAL EXPENDITURES

Syndication      $      ___     $      ___      $      ___     $      ___

Multi-family            ___            ___             ___            ___

New
Development        8,374,000     15,305,000      12,341,000     19,853,000
                 -----------    -----------     -----------    -----------
Combined
Segments         $ 8,374,000    $15,305,000     $12,431,000    $19,853,000
                 ===========    ===========     ===========    ===========

(a)  Includes   non-cash   income   comprised   of  equity  in   earnings   from
     unconsolidated affiliates.

(b)  Includes non-cash income comprised of deferred income earned.

(c) Includes the allocation of certain expenses based upon either gross revenues or gross assets to the individual segments.

7.   SUMMARY INFORMATION

     The Company has entered into four joint venture arrangements regarding four completed Development Communities. Two of such joint venture arrangements were effective on April 1, 1999 and the other two arrangements were effective as of May 1, 1999. Pursuant to the joint venture arrangements, the Company sold 50% interests in the Development Communities. The Company has recorded its retained interest in the joint venture arrangements under the equity method of accounting. The following sets forth the combined financial information of the joint ventures as of and for the six months ended July 31, 1999.


ASSETS

Cash                                                    $    982,000
Property, building and equipment-net                      39,038,000
Other assets                                                 151,000
                                                        ------------
                                                        $ 40,171,000
                                                        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Construction and mortgage loans payable                 $ 27,336,000
Notes payable                                                127,000
Other liabilities                                            677,000
Stockholders' equity                                      12,031,000
                                                        ------------
                                                        $ 40,171,000
                                                        ============

REVENUES

Senior living revenues                                  $  2,613,000
                                                        ------------

EXPENSES

Senior living operating expenses                        $  2,197,000
Interest                                                   1,112,000
Depreciation                                                 380,000
                                                        ------------
                                                           3,689,000
                                                        ------------
Net loss                                                $ (1,076,000)
                                                        ============



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

     7. The impact of mortgage defaults and/or foreclosures relating to Multi-Family Properties (as defined below) on the Company's ability to collect on its MultiFamily Notes (as defined below).

     8. Governmental regulatory actions and initiatives, including, without limitation, those relating to healthcare laws, benefiting disabled persons, government mortgage insurance and subsidy programs, environmental requirements and safety requirements.

     9. The ability to attract seniors with sufficient resources to pay for the Company's services.

     10. Changes in anticipated construction costs, operating expenses and start-up losses relating to the Company's new Development Plan.

     11. Unanticipated delays in the Company's Development Plan, including, without limitation, permitting, licensing and construction delays.

     12. Changes in general economic conditions, including, but not limited to, factors particularly affecting real estate and the capital markets, including, but not limited to, changes in interest rates.

     13. Changes in operating costs of senior living communities, including, without limitation, staffing and labor costs.

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

     The Company is a fully-integrated provider of senior living accommodations and services which acquires, develops and manages senior living communities which provide independent and assisted-living services. The Company's revenues have been, and are expected to continue to be, primarily derived from the sales of partnership interests ("Syndications") of partnerships it organizes to acquire real properties. Since 1986, the Company has focused on the acquisition and Syndication of existing senior living communities ("Syndicated Communities"). The Company has established a new development program (the "Development Plan") pursuant to which it is building new senior living communities which offer independent and assisted living services ("Development Communities"). The Company currently owns the Development Communities pursuant to joint venture arrangements or operates such communities pursuant to long-term leases. To the extent that the Company's Development Plan is successfully implemented, the Company anticipates that the percentage of its revenues derived from Syndications would decrease and the percentage of its revenues derived from the Development Communities would increase and, the Company believes, over time, become the primary source of the Company's revenues.

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

     The Company has instituted a Development Plan pursuant to which it has completed construction of and opened eight Development Communities as of July 31, 1999, and has commenced construction on three additional communities. During the next two years of the plan, the Company intends to commence construction on between six and twelve additional new Development Communities. The Company plans to own pursuant to joint venture arrangements or lease pursuant to long-term operating leases or similar arrangements the Development Communities that are being developed under the plan. The Company will manage and operate each of the Development Communities. The Company estimates that the cost of developing each of the new Development Communities (including reserves necessary to carry the community through its lease-up period) utilizing mortgage financing will be approximately $10.5 million. The Company expects to complete the construction of the remaining three Development Communities under construction by the end of Fiscal 1999. These three Development Communities, along with the eight communities already completed pursuant to the Development Plan, contain an aggregate of 1,488 senior living apartment units. The six to twelve additional new communities which the Company intends to commence construction on over the next two years will contain between 1,008 and 1,512 additional senior living apartment units. The Company will use a substantial portion of the proceeds of the Company's initial public offering which occurred in March, 1998, funds generated by its business operations, mortgage construction financing, the proceeds of joint venture arrangements for, anticipated refinancings of construction financing on, and/or sale-leasebacks of, completed Development Communities, and may complete additional new issuances of debt or equity securities to finance the development, construction and initial operating costs of additional Development Communities. Four of the completed Development Communities are being operated by the Company pursuant to long-term leases. The Company may use additional long-term leases or similar arrangements which require the investment of little or no capital on the part of the Company, to the extent necessary to proceed with this Development Plan. In April 1999, the Company entered into joint venture arrangements regarding four completed Development Communities, two of such joint venture arrangements being effective as of April 1, 1999 and the other two being effective May 1, 1999. Pursuant to each joint venture arrangement, the Company sold a 50% interest in a Development Community to a third party. The Company realized a profit from each of the sales and earns management fees for managing each of the communities. The third party has the right to terminate the Company's management upon thirty days' written notice. The third party receives a cumulative priority return on its investment from all cash flow generated by the community and any excess cash flow is shared 50% by the Company and 50% by the third party. The Company no longer consolidates these Development Communities into its consolidated financial statements but recognizes its investment in these Development Communities under the equity basis of accounting.

EARNINGS

     The Company recorded net income of $1.5 million and $3.1 million for the three and six months ended July 31, 1999, compared to a net loss of $6.6 million and $8.4 million for the three and six months ended July 31, 1998.

RESULTS OF OPERATIONS

o    Revenues - Overview

     Total revenues for the three months ended July 31, 1999 were $24.4 million as compared to $15.9 million for the three months ended July 31, 1998 representing an increase of $8.5 million or 53.5%. Total revenues for the six months ended July 31, 1999 were $51.2 million as compared to $34.9 million for the six months ended July 31, 1998 representing an increase of $16.3 million or 46.7%.

o    Syndication Communities

     Revenues from this segment are derived from sales of general partnership interests in Owning Partnerships to Investing Partnerships, recognition of deferred income with respect to previous sales of general partnership interests, interest on Purchase Notes received by the Company from such Investing Partnerships as part of the purchase price paid for such general partnership interests, property management fees received by the Company and the Company's share of income and loss of the entities based upon its retained general partnership interests. Such general partnership interests were historically 1% of the Owning Partnership and 1% of the Investing Partnership. In recent Syndications, the Company has been selling 50% partnership interests in the Owning Partnerships. Due to this increased percentage in ownership being retained by the Company, the Company consolidates these Owning Partnerships into its consolidated financial statements. As a result of this consolidation, senior living revenues derived from these Owning Partnerships will also be a source of revenues for this segment.


                                           THREE MONTHS ENDED JULY 31,                   SIX MONTHS ENDED JULY 31,
                                    ------------------------------------        ---------------------------------------
                                         1998                   1999                   1998                    1999
                                    -----------------     --------------        ------------------      ---------------


Sales............................    $ 7,481,000           $ 8,638,000             $17,961,000            $16,853,000
Syndication fee income...........      1,912,000             1,624,000               4,087,000              3,478,000
Interest income..................        827,000               807,000               2,515,000              2,173,000
Property management fees in
related parties..................        724,000               841,000               1,712,000              1,924,000
Senior living revenues...........             --                35,000                      --                 35,000

Equity in earnings in
affiliated entities..............        164,000               235,000                 322,000                406,000
                                     -----------           -----------             -----------            -----------
Total revenues...................     11,108,000            12,180,000              26,597,000             24,869,000
                                     ===========           ===========             ===========            ===========

Cost of sales....................     10,210,000             5,661,000              18,576,000             12,894,000
Selling..........................      1,413,000             1,140,000               3,214,000              2,586,000
Interest expense.................        948,000               943,000               2,231,000              1,839,000
General and administrative.......      1,883,000             1,575,000               3,940,000              2,993,000
Officers' compensation...........        213,000               149,000                 457,000                291,000
Senior living operating
expenses.........................             --                15,000                      --                 15,000

Depreciation and
amortization.....................         87,000               109,000                 207,000                282,000
                                     -----------           -----------             -----------            ------------
Total costs and expenses.........     14,754,000             9,592,000              28,625,000             20,900,000
                                     -----------           -----------             -----------            -----------
Net (loss) income ...............    $(3,646,000)          $ 2,588,000             $(2,028,000)           $ 3,969,000
                                     ===========           ===========             ===========            ===========


     Sales for the three months ended July 31, 1999 were $8.6 million as compared to $7.5 million for the three months ended July 31, 1998, representing an increase of $1.1 million or 14.7%. The increase was attributable to the sale of more partnership units in the three months ended July 31, 1999 as compared to the three months ended July 31, 1998. Sales for the six months ended July 31, 1999 were $16.9 million as compared to $18.0 million for the six months ended July 31, 1998, representing a decrease of $1.1 million or 6.1%. The decrease was attributable to the sale of fewer partnership units in the six months ended July 31, 1999 as compared to the six months ended July 31, 1998.

     The primary factors that affect the number of partnership units available for sale are (i) the availability of senior living communities for Syndication,
(ii) the terms of the Syndications and (iii) the initial cash flow of the senior living communities being Syndicated. More favorable Syndication terms along with a greater initial cash flow of the Syndicated Communities will yield a greater number of units available to be sold. Syndication terms become more favorable for the Company if there is an increase in the ratio of (a) the purchase price paid to the Company by the Investing Partnership for its interest in the Operating Partnership, to (b) the initial cash flow of the Syndicated Community. The Syndications completed in the three and six months ended July 31, 1999 had more favorable Syndication terms as partially offset by communities with lower initial cash flows than the Syndications completed in the three and six months ended July 31, 1998.

     Syndication fee income for the three months ended July 31, 1999 was $1.6 million as compared to $1.9 million for the three months ended July 31, 1998, representing a decrease of $300,000 or 15.8%. The decrease is primarily attributable to a decrease in the average commission rate resulting in less commissions paid on a greater sales volume in the three months ended July 31, 1999 as compared to the three months ended July 31, 1998. Syndication fee income for the six months ended July 31, 1999 was $3.5 million as compared to $4.1 million for the six months ended July 31, 1998, representing a decrease of $600,000 or 14.6%. The decrease is primarily attributable to a decrease in the average commission rate resulting in less commissions paid on a lower sales volume in the six months ended July 31, 1999 as compared to the six months ended July 31, 1998.

     Interest income did not materially change in the three months ended July 31, 1999 as compared to the three months ended July 31, 1998. Interest income was $2.2 million in the six months ended July 31, 1999 as compared to $2.5 million in the six months ended July 31, 1998, representing a decrease of $300,000 or 12.0%. The decrease is primarily attributable to less interest recognized on Senior Living Notes in the six months ended July 31, 1999 as compared to the six months ended July 31, 1998 due to the sale of fewer partnership units during the last twelve months as compared to prior periods.

     Senior living revenue and senior living operating expenses of $35,000 and $15,000, respectively, are derived from the Syndicated Community which the Company owns a 50% general partnership interest. Due to the Company retaining a 50% general partnership interest, the Company consolidates the related Owning Partnership into its consolidated financial statements.

     Cost of sales (which includes (i) the cash portion of the purchase price for Syndicated Communities plus related transaction costs and expenses, (ii) any payments with respect to Management Contract Obligations other than payments relating to previously established deferred income liabilities and (iii) any increases in deferred income liabilities established in the relevant periods) for the three months ended July 31, 1999 was $5.7 million as compared to $10.2 million for the three months ended July 31, 1998, representing a decrease of $4.5 million or 44.1%. Cost of sales for the six months ended July 31, 1999 was $12.9 million as compared to $18.6 million in the six months ended July 31, 1998, representing a decrease of $5.7 million or 30.6%. The decrease is primarily attributable to less funding of Management Contract Obligations and a reduction in the aggregate cash portion of the purchase price plus related transaction costs and expenses for Syndicated Communities incurred by the Company in the three month and six month periods ended July 31, 1999 as compared to the three month and six month periods ended July 31, 1998. Due to the Company selling a 50% partnership interest in the Owning Partnerships for those communities Syndicated in the three months ended July 31, 1999, the Company recognized a lesser aggregate cash portion of the purchase price as compared to the prior period. The Communities Syndicated in the three month and six month periods ended July 31, 1999 had less favorable acquisition terms (in view of the relationship between the cumulative initial cash flows generated by the properties and the cumulative purchase pries paid for such properties) as offset by more favorable mortgage financing than the communities Syndicated in the three and six months ended July 31, 1998. Cost of sales and selling expenses (as described below) as a percentage of sales and syndication fee income for the three months ended July 31, 1999 was 66.3% as compared to 123.7% for the three months ended July 31, 1998. Cost of sales and selling expenses as a percentage of sales and syndication fee income for the six months ended July 31, 1999 was 76.1% as compared to 98.8% for the six months ended July 31, 1998. The decreases are attributable to cost of sales and selling expenses decreasing more than the decrease in sales and syndication fee income.

     Several factors, including the decline of the real estate market in the late 1980's and early 1990's, which resulted in a number of distressed property sales and limited competition from other prospective purchasers, allowed the Company to acquire existing senior living communities at such time on relatively favorable terms. Mortgage financing, however, was generally either not available or available only on relatively unattractive terms during this period, which made acquisitions more difficult because they either required large outlays of cash or the use of mortgage financing on relatively unfavorable terms. Several factors have contributed towards a trend to less favorable terms for acquisitions of senior living communities, including a recovery in the market for senior living communities and increased competition from other prospective purchasers of senior living communities. The Company acquired senior living communities on less favorable terms in the three months and six months ended July 31, 1999 as compared to the three months and six months ended July 31, 1998. The Company believes that the general trend towards less favorable acquisition terms experienced in the past will continue in the future. In recent years, however, the Company has been able to obtain mortgage financing for a greater percentage of the purchase price and with more favorable terms (i.e., lower interest rates and longer amortization periods) than in previous years. This factor, combined with an overall reduction of interest rates, has partially offset the factors that have led to more unfavorable acquisition terms. A significant change in these or other factors (including, in particular, a significant rise in interest rates) could prevent the Company from acquiring and

Syndicating senior living communities on terms favorable enough to offset the start-up losses of the Development Communities as well as the Company's debt service obligations, Management Contract Obligations and overhead expenses.

     Selling expenses for the three months ended July 31, 1999 was $1.1 million as compared to $1.4 million for the three months ended July 31, 1998, representing a decrease of $300,000 or 21.4%. The decrease is primarily attributable to a decrease in the average commission rate resulting in less commissions paid on a greater sales volume in the three months ended July 31, 1999 as compared to the three months ended July 31, 1998. Selling expenses for the six months ended July 31, 1999 was $2.6 million as compared to $3.2 million in the six months ended July 31, 1998, representing a decrease of $600,000 or 18.8%. The decrease is primarily attributable to a reduction in the average commission rates resulting in less commissions paid on lower sales volume on the Syndications completed in the six months ended July 31, 1999 as compared to the six months ended July 31, 1998.

o    Multi-Family Properties

     Revenues from this segment are comprised of interest income on the Multi-Family Notes and recognition of deferred income from such Syndications, which income is being recognized on the installment method.


                                         THREE MONTHS ENDED JULY 31,                  SIX MONTHS ENDED JULY 31,
                                    ------------------------------------        -------------------------------------
                                         1998                   1999                   1998                   1999
                                    -----------------     --------------        ------------------      -------------
Deferred income earned.............  $   207,000           $   156,000             $   415,000           $    311,000
Interest income....................    2,723,000               942,000               4,465,000              2,349,000
                                     -----------           -----------             -----------           ------------
Total Revenues.....................    2,930,000             1,098,000               4,880,000              2,660,000
                                     ===========           ===========             ===========           ============
Selling............................      109,000               158,000                 418,000                268,000
Interest expense...................    3,712,000             4,053,000               7,284,000              7,870,000
General and administrative.........      463,000               146,000                 723,000                320,000
Loss on impairment of notes
and receivables ...................           --               713,000                      --                713,000
Officers compensation..............       53,000                14,000                  84,000                 31,000
Depreciation and
amortization.......................      952,000               974,000               1,756,000              2,010,000
                                     -----------           -----------             -----------           ------------
Total costs and expenses...........    5,289,000             6,058,000              10,265,000             11,212,000
                                     -----------           -----------             -----------           ------------
Net loss...........................  $(2,359,000)          $(4,960,000)            $(5,385,000)          $ (8,552,000)
                                     ===========           ===========             ===========           ============


     Interest income in the three months ended July 31, 1999 was $900,000 as compared to $2.7 million in the three months ended July 31, 1998, representing a decrease of $1.8 million or 66.7%. Interest income in the six months ended July 31, 1999 was $2.3 million as compared to $4.5 million in the six months ended July 31, 1998, representing a decrease of $2.2 million or 48.9%. The decreases are primarily attributable to (i) the decrease in the remaining amount of investor notes, the payment of which generates interest on the related Multi-Family Purchase Notes, in the three and six months ended July 31, 1999 as compared to the three and six months ended July 31, 1998 and (ii) the receipt of excess proceeds from the refinancing of the mortgage debt on six Multi-Family

Properties in the three and six months ended July 31, 1998 as compared to no such refinancings in the three and six months ended July 31, 1999.

     In the three and six months ended July 31, 1999, a Multi-Family Owning Partnership whose mortgage was previously in default became aware that it will lose its property through mortgage foreclosure. As a result, the Company realized a non-cash loss on impairment of notes receivables of $700,000, which represents the recorded value of the related note and receivables, net of established reserves. The Company's principal stockholders contributed additional assets to the Company to provide additional collateral for this note and the related receivables. As a result of this contribution of additional assets, the Company recorded a capital contribution of $900,000 and believes that the foreclosure will not effect its ability to collect this note. There was no loss on impairment of notes and receivables in the three and six months ended July 31, 1998.


o        DEVELOPMENT COMMUNITIES

     Revenues from this segment are derived from senior living rental revenues from the Development Communities operated by the Company pursuant to long term leases and from sales, management fees and equity earnings (losses) from the Development Communities subject to joint venture arrangements.


                                         THREE MONTHS ENDED JULY 31,                  SIX MONTHS ENDED JULY 31,
                                    ------------------------------------        -------------------------------------
                                         1998                   1999                   1998                   1999
                                    -----------------     --------------        ------------------      -------------

Sales...........................     $        --           $10,000,000             $        --           $ 20,000,000
Senior living revenues..........       1,171,000             1,295,000               1,589,000              3,857,000
Other income....................         665,000                    --               1,350,000                     --
Equity in (losses) in
affiliated entities.............              --              (269,000)                     --               (269,000)
Interest income.................          48,000                77,000                 507,000                130,000
                                      ----------           -----------             -----------            -----------
Total revenues..................       1,884,000            11,103,000               3,446,000             23,718,000
                                      ==========           ===========             ===========            ===========
Costs of sales..................              --             3,383,000                      --              6,294,000
Senior living operating
expenses........................       1,219,000             2,137,000               2,165,000              5,080,000
Interest expense................         620,000                33,000               1,235,000              1,031,000
General and administrative......         304,000             1,455,000                 511,000              2,854,000
Officers compensation...........          34,000               137,000                  59,000                278,000

Depreciation and
amortization....................         262,000                89,000                 425,000                493,000
                                      ----------           -----------             -----------            -----------
Total costs and expenses........       2,439,000             7,234,000               4,395,000             16,030,000
                                      ----------           -----------             -----------            -----------
Net (loss) income...............      $ (555,000)          $ 3,869,000             $  (949,000)           $ 7,688,000
                                      ==========           ===========             ===========            ===========


     In April 1999, the Company entered into joint venture arrangements regarding four completed Development Communities, two of such joint venture arrangements were effective as of April 1, 1999 and the other two arrangements were effective as of May 1, 1999. Pursuant to each joint venture arrangement, the Company sold a 50% interest in the Development Communities to Mr. Batchelor. As a result, the Company recognized sales of $10.0 million in the three months ended July 31, 1999 and $20.0 million in the six months ended July 31, 1999. The costs of such interests were $3.4 million in the three months ended July 31, 1999 and $6.3 million in the six months ended July 31, 1999. The Company no longer consolidates the Development Communities subject to the joint venture arrangements into its consolidated financial statements but rather reflects its share of the loss under the equity method of accounting. In the three and six months ended July 31, 1999, the Company's share of the losses amounted to $269,000. The average occupancy of the Development Communities subject to joint venture arrangements was 71.1% for the six months ended July 31, 1999.

     Senior living revenues and operating expenses currently represent the rental and ancillary revenues and expenses generated by the Development Communities the Company operates pursuant to long-term leases. In the three and six months ended July 31, 1998, these items also included the revenues and expenses of the Development Communities owned by the Company prior to the Company entering into joint venture arrangements effective in April and May of 1999. The Company realized senior living revenues of $1.3 million in the three months ended July 31, 1999 as compared to $1.2 million in the three months ended July 31, 1998, representing an increase of $100,000 or 8.3%. The Company realized senior living revenues of $3.9 million in the six months ended July 31, 1999 as compared to $1.6 million in the six months ended July 31, 1998, representing an increase of $2.3 million or 143.8%. The senior living operating expenses were $2.1 million in the three months ended July 31, 1999 as compared to $1.2 million in the three months ended July 31, 1998, representing an increase of $900,000 or 75.0%. The senior living operating expenses for the six months ended July 31, 1999 was $5.1 million as compared to $2.2 million in the six months ended July 31, 1998, representing an increase of $2.9 million or 131.8%. The increases in senior living rental revenues and expenses are primarily attributable to the Development Communities operated pursuant to long-term leases being in service for all of the three and six months ended July 31, 1999 as opposed to the same Development Communities being in service for only part of the three and six months ended July 31, 1998, as partially offset by the Development Communities that are now subject to joint venture arrangements no longer being consolidated into the Company's financial statements. The average occupancy of the Development Communities operated pursuant to long-term leases was 62.1% for the six months ended July 31, 1999.

     Other income was $665,000 and $1.4 million, respectively, in the three and six months ended July 31, 1998. The Company earned developer's fees in connection with the four Development Communities which the Company operates pursuant to long-term leases. There was no other income in the three and six months ended July 31, 1999.

Expenses - Overview

     The following expenses were allocated to each segment for reporting purposes based upon either gross revenues or gross assets. The Company, however, does not view these expenses as segment related but rather on a Company wide basis.

     General and administrative expenses were $3.2 million in the three months ended July 31, 1999 as compared to $2.7 million in the three months ended July 31, 1998, representing an increase of $500,000 or 18.5%. General and administrative expenses were $6.2 million in the six months ended July 31, 1999 as compared to $5.2 million in the six months ended July 31, 1998, representing an increase of $1.0 million or 19.2%. The increases are primarily attributable to increases in salary costs, professional fees and other office costs in arranging for the acquisition of the Company's portfolio of Syndicated Communities, in managing the Company's portfolio of Syndicated Communities and in developing and managing the Company's portfolio of Development Communities which portfolios, in the aggregate, were larger in the three and six months ended July 31, 1999 than in the three and six months ended July 31, 1998.

     Interest expense did not materially change in the three and six months ended July 31, 1999 as compared to the three and six months ended July 31, 1998. Interest expense includes interest on debentures ("Debenture Debt") which are secured by Multi-Family Notes (the "Purchase Note Collateral"). During the six months ended July 31, 1999 and the six months ended July 31, 1998, the Debenture Debt had an average interest rate of 11.8% and 12.05%, respectively. Interest expense with respect to such debt for the six months ended July 31, 1999 and the six months ended July 31, 1998 was $5.2 million and $3.9 million, respectively. When the Debenture Debt was structured, cash flow generated by the Purchase Note Collateral was not expected to fully fund the amount necessary to pay interest on the Debenture Debt. As expected, for the six months ended July 31, 1999 and the six months ended July 31, 1998, the cash flow generated by the Purchase Note Collateral was less than the amount required to pay interest on the Debenture Debt.

     Depreciation and amortization consists of (i) amortization of deferred loan costs incurred in connection with debt issuances, (ii) amortization of leasehold costs incurred in connection with four Development Communities which the Company operates pursuant to long-term leases, and (iii) depreciation of building, furniture and equipment of Development Communities which the Company previously owned directly and currently owns pursuant to joint venture arrangements. Depreciation and amortization did not materially change in the three months ended July 31, 1999 as compared to the three months ended July 31, 1998. Depreciation and amortization was $2.8 million in the six months ended July 31, 1999 as compared to $2.4 million in the six months ended July 31, 1998, representing an increase of $400,000 or 16.7%. The increase is attributable to
(i) the increase in amortization of deferred loan costs due to additional debt incurred by the Company, (ii) the amortization of leasehold costs associated with the four Development Communities operated by the Company pursuant to long-term leases, and (iii) the depreciation of buildings, furniture and equipment associated with the Development Communities owned by the Company prior to the Company entering into joint venture arrangements.

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

     Cash flows used by operating activities for the six months ended July 31, 1999 were $3.1 million and were comprised of (i) net income of $3.1 million plus
(ii) adjustments for non-cash items of $3.2 million less (iii) the net change in operating assets and liabilities of $9.4 million. The adjustments for non-cash items is comprised of non-cash loss on impairment of notes and receivables of $700,000, depreciation and amortization of $2.8 million, offset by deferred income earned of $300,000. Cash flows used by operating activities for the six months ended July 31, 1998 were $6.8 million and were comprised of (i) net loss of $8.4 million plus (ii) adjustments for non-cash items of $2.0 million less
(iii) the net change in operating assets and liabilities of $400,000. The adjustments for non-cash items is comprised of depreciation and amortization of $2.4 million, offset by deferred income earned of $400,000.

     Net cash used by investing activities for the six months ended July 31, 1999 of $15.1 million was comprised of an increase of building, furniture and equipment of $9.3 million, an increase in the cost of the Development Communities of $10.6 million, an increase in investments in general partner interests in senior living communities of $600,000 less the recovery on cost of investment of $5.4 million. Net cash used by investing activities for the six months ended July 31, 1998 of $12.9 million was comprised of an increase in building, furniture and equipment of $7.7 million, an increase in the cost of the senior living communities the Company is constructing of $4.7 million, and an increase in investments in general partner interests in senior living communities of $500,000.

     Net cash provided by financing activities for the six months ended July 31, 1999 of $3.8 million was comprised of (i) proceeds from the issuance of new debt of $32.7 million less debt repayments of $24.8 million plus (ii) proceeds from construction mortgage financing of $12.9 million less repayments of $9.2 million, less (iii) payments of notes payable of $1.7 million less (iv) the increase in other assets of $5.0 million less (v) the purchase of treasury stock of $1.1 million. Net cash provided by financing activities for the six months ended July 31, 1998 of $35.3 million was comprised of (i) proceeds from the issuance of new debt of $18.0 million less debt repayments of $11.7 million plus
(ii) proceeds from  construction and mortgage  financings of $6.4 million,  less
(iii) payments of notes payable of $200,000 plus (iv) the decrease in other assets of $500,000 plus (v) the net proceeds of the initial public offering of $22.3 million.

     At January 31, 1999, the Company had total indebtedness, excluding accrued interest and construction mortgage indebtedness on the Development Communities, of $168.8 million, consisting of $69.8 million of Debenture Debt, $72.5 million of unsecured debt, $5.0 million of mortgage debt and $21.5 million of investor note debt, and the Company had cash and cash equivalents at January 31, 1999 of $22.8 million. As of July 31, 1999, the Company decreased investor note debt from $21.5 million to $19.8 million, decreased unsecured debt from $72.5 to $63.6 million and increased Debenture Debt from $69.8 million to $88.4 million. As a result, the total indebtedness increased from $168.8 million to $176.8 million and the Company had cash and cash equivalents at July 31, 1999 of $8.4 million.

     Of the principal amount of total indebtedness at January 31, 1999 described above, $29.4 million becomes due in the fiscal year ending January 31, 2000; $35.3 million becomes due in the fiscal year ending January 31, 2001; $38.3 million becomes due in the fiscal year ending January 31, 2002; $22.1 million becomes due in the fiscal year ending January 31, 2003; $10.1 million becomes due in the fiscal year ending January 31, 2004, and the balance of $33.6 million becomes due thereafter. Of the amount maturing in the fiscal year ending January 31, 2000, $1.9 million is Investor Note Debt of which the Company repaid $1.8 million through the collection of investor notes and intends to repay the balance through the collection of investor notes. The balance, approximately $27.5 million, includes $7.9 million of Debenture Debt and $19.6 million of unsecured debt of which $17.0 million has been repaid through the issuance of new Debenture Debt. The Company expects to repay a portion of the remaining debt maturing in the current year with funds generated by the Company's business operations and the balance of the indebtedness through the issuance of new debt.

     First mortgage loans were obtained to finance approximately 80% of the cost of developing seven Development Communities. The interest rate on four of the loans equals the 30-day LIBOR plus 2 3/4% per annum. The fifth loan bears interest at the lender's prime rate plus 1.5% per annum. The sixth and seventh loans bear interest at the lender's prime rate for the first fifteen months and then converts to LIBOR plus 2 3/4% per annum for the following twenty-four months. These loans mature between November, 1999 and February, 2001. As of July 31, 1999, total funding under such first mortgage loans amounted to $34.7 million. In April, 1999, the Company entered into joint venture arrangements regarding four completed Development Communities, two of such joint venture arrangements being effective as of April 1, 1999 and the other two being effective as of May 1, 1999. As a result, the Company did not reflect the mortgages relating to Development Communities on its consolidated financial statements as of July 31, 1999. At July 31, 1999, the total construction mortgages reflected in the Company's consolidated financial statements was $7.3 million. The Company has guaranteed the mortgages on the Development Communities subject to joint venture arrangements and such guarantees remain in effect. The Company intends to pursue similar joint venture arrangements regarding the additional Development Communities to be developed. The Company intends to increase its construction loans payable as it pursues its Development Plan.

     The Company's debt obligations contain various covenants and default provisions, including provisions relating to, in some obligations, certain Partnerships, Owning Partnerships or affiliates of the Company. At July 31, 1999, the Company had a net worth of $38.6 million. Pursuant to one obligation, the Company is required to maintain a net worth of no less than $35.3 million. Certain obligations of the Company contain covenants requiring the Company to maintain maximum ratios of the Company's liabilities to its net worth. At July 31, 1999, the most restrictive covenant requires that the Company maintain a ratio of liabilities to consolidated net worth of no more than 10 to 1. At July 31, 1999, the Company's ratio was 7.0 to 1. In addition, certain obligations of the Company provide that an event of default will arise upon the occurrence of a material adverse change in the financial condition of the Company or upon a default in other obligations of the Company.

     The Company has utilized mortgage financing and Syndications to arrange for the acquisitions of the Syndicated Communities which it operates. It intends to continue this practice for future acquisitions of Syndicated Communities. The limited partners are entitled to receive for a period not to exceed five-years specified distributions equal to 11% to 12% per annum of their then paid-in scheduled capital contributions. Pursuant to the management contracts with the Owning Partnerships, for such five-year period, the Company has Management Contract Obligations. During the six months ended July 31, 1999, the Syndicated Communities with respect to which the Company had such Management Contract Obligations distributed to the Company, after payment of all operating expenses and debt service, an aggregate of $4.3 million, for application to the Company's Management Contract Obligations. During such period, the Company's Management Contract Obligations exceeded such distributions by an aggregate of $7.7 million. The $7.7 million of funding that was required in respect to Management Contract Obligations in the six months ended July 31, 1999 was primarily attributable to (i) an increase in the scheduled capital contributions by the limited partners on which the Company is required to pay the specified rate of return, (ii) a decrease in the average occupancy of certain Syndicated Communities in the Company's portfolio, and (iii) an increase in operating expenses of the same Syndicated Communities.

     The aggregate gross amount (before considering the cash flow from the properties) of Management Contract Obligations relating solely to returns to limited partners based on existing management contracts is $10.0 million for the remaining portion of Fiscal 1999, which will increase to $21.0 million in Fiscal 2000, and decrease to $17.5 million in Fiscal 2001, decrease to $10.2 million in Fiscal 2002, decrease to $4.7 million in Fiscal 2003 and decrease to $1.0 million in Fiscal 2004. Such amounts of Management Contract Obligations are calculated based upon all remaining scheduled capital contributions with respect to fiscal years 1999 through 2004. Actual amounts of Management Contract Obligations in respect of such contracts will vary based upon the timing and amount of such capital contributions. Furthermore, such amounts of Management Contract Obligations are calculated without regard to Management Contract Obligations relating to future Syndications.

     The aggregate amount of the Company's Management Contract Obligations will depend upon a number of factors, including, among others, the expiration of such obligations for certain partnerships, the cash flow generated by the Syndicated Communities and the terms of future Syndications. The Company anticipates that for at least two years the Management Contract Obligations, with respect to existing and future Syndications, will exceed the cash flow generated by the related Syndicated Communities, which will result in the need to utilize funds generated by the Company from sources other than the operations of the Syndicated Communities to make Management Contract Obligations payments. In general, the payment of expenses arising from obligations of the Company, including Management Contract Obligations, have priority over earnings that might otherwise be available for distribution to shareholders. The Company intends to structure future Syndications to minimize the likelihood that it will be required to utilize the cash it generates to pay Management Contract Obligations, but there can be no assurance that this will be the case.

     The initial five-year term of the management contracts and the related Management Contract Obligations have expired for thirteen Owning Partnerships and their seventeen related Investing Partnerships. Although the Company has no obligation to fund operating shortfalls after the five-year term of the management contracts, as of July 31, 1999, the Company had advanced an aggregate of approximately $3.2 million of which $954,000 was funded in the six months ended July 31, 1999, to nine of these Owning Partnerships to fund operating shortfalls. All such advances are recorded in the "notes and receivables" on the Company's Consolidated Balance Sheet.

     In the past, limited partners have been allowed to prepay capital contributions. The percentage of the prepayments received upon the closings of the sales of limited partnership interests in Investing Partnerships was 75.4% for Fiscal 1998 and 67.7% for the six months ended July 31, 1999. Prepayments of capital contributions do not result in the prepayment of the related Purchase Notes held by the Company. Instead, such amounts are loaned to the Company by the Investing Partnership. As a result of such loans and the crediting provisions of the related purchase agreements, the Company records the Purchase Notes net of such loans. Therefore, these prepayments act to reduce the recorded value of the Company's note receivables and reduce interest income received by the Company. Pursuant to the terms of the Syndication offerings, the Company has the option not to accept future prepayments by limited partners of capital contributions. The Company has not determined to what extent it will continue to accept prepayments by limited partners of capital contributions.

     As of July 31, 1999, the Company holds 157 Purchase Notes ("Multi-Family Notes") which are secured by controlling interests in Multi-Family Owning Partnerships which own 118 multi-family properties that were Syndicated by the Company prior to 1986 (the "Multi-Family Properties"). Although it has no obligation to do so, the Company has also made advances to various Multi-Family Owning Partnerships to support the operation of their properties, which advances are included in the "notes and receivables" recorded on the Company's Consolidated Balance Sheet. The Multi-Family Notes and related advances entitle the Company to receive all cash flow and sale or refinancing proceeds generated by the respective Multi-Family Property until the Multi-Family Note and related advances are satisfied. As of July 31, 1999, the recorded value, net of deferred income, of Multi-Family Notes was $100.9 million. All but approximately $4.5 million of the $63.4 million of advances included in the "notes and receivable" recorded on the Company's Consolidated Balance Sheet as of July 31, 1999 relate to advances to Multi-Family Owning Partnerships.

     Fourteen of the Multi-Family Owning Partnerships are in default on their respective mortgages. Seven of these Owning Partnerships have obtained workout agreements with terms of from one to nine years. HUD's policies regarding the granting of workout agreements have become more restrictive in recent years and there can be no assurance that HUD will renew these workout agreements or restructure the related mortgage debt when these workout agreements expire. Within the last twelve months HUD has taken steps to foreclose on seven of the defaulted mortgages. Four of the relevant Multi-Family Owning Partnerships are negotiating with HUD to obtain mortgage restructurings to cure the defaults. The recorded value of these receivables, net of established reserves, is $5.8 million. Two of the relevant MultiFamily Owning Partnerships are negotiating with a mortgage lender to cure their defaults by refinancing their mortgages. The recorded value of these receivables, net of established reserves, is $1.0 million. The seventh Multi-Family Owning Partnership will lose its property through foreclosure. As a result, the Company realized a non-cash loss of $700,000 in the second quarter of fiscal year of 1999, which represents the recorded value of the note and receivable, net of established reserves. The Company's principal stockholders contributed additional collateral for this note and the related receivables. As a result of this contribution of additional assets, the Company recorded a capital contribution of $900,000 and believes that this foreclosure will not effect its ability to collect this note. It is possible that the remaining thirteen Multi-Family Owing Partnerships currently in default on their mortgages will also lose their properties through foreclosure. In addition, there can be no assurance that other Multi-Family

Owning Partnerships will not default on their mortgages or lose their properties through foreclosure. As of July 31, 1999, the recorded value, net of deferred income, of the MultiFamily Notes and related advances held by the Company relating to the thirteen Multi-Family Owning Partnerships still in default was $26.4 million. The Company has established reserves of $7.3 million to address the possibility that these Multi-Family Notes and related advances may not be collected in full. It should be noted that in Fiscal 1998 and previous years, six Multi-Family Owning Partnerships whose mortgages had been in default cured those defaults by refinancing their mortgages with new mortgage financings and now have fully performing mortgages. Other Multi-Family Owning Partnerships intend to cure their mortgage defaults by refinancing or restructuring their mortgages in the future, although there can be no assurance that this will be the case. The Company neither owns nor manages the Multi-Family Properties, nor is it the general partner of any Multi-Family Partnerships but rather holds the related MultiFamily Notes and related advances relating to Multi-Family Properties as receivables. The Company, therefore, has no liability in connection with these mortgage defaults.

     The Multi-Family Properties were typically built or acquired with the assistance of programs administered by HUD that provide mortgage insurance, favorable financing terms and/or rental assistance payments to the owners. As a condition to the receipt of assistance under these and other HUD programs, the properties must comply with various HUD requirements, including limiting rents on these properties to amounts approved by HUD. Most of the rental assistance payment contracts relating to the Multi-Family Properties will expire over the next few years. In view of the foregoing, there can be no assurance that other MultiFamily Owning Partnerships will not default on their mortgages, file bankruptcy petitions, and/or lose their properties through foreclosure. The Company neither owns nor manages these properties, nor is it the general partner of any Multi-Family Owning Partnerships, but rather, holds the Multi-Family Notes and related advances as receivables. Any such future mortgage defaults could, and any such future filings of bankruptcy petitions or the loss of any such property through foreclosure would, cause the Company to realize a non-cash loss equal to the recorded value of the applicable Multi-Family Note plus any related advances, net of any deferred income recorded and any reserves for such Multi-Family Note and advances previously established by the Company, which would reduce such loss. In addition, the Company could be required to realize such a non-cash loss even in the absence of mortgage defaults, bankruptcy petitions or the loss of any such property through foreclosure if such note is considered impaired. Such impairment would be measured under applicable accounting rules. Such losses, if any, while non-cash in nature, could adversely affect the Company's business, operating results and financial condition.

     HUD has introduced various initiatives to restructure its housing subsidy programs by increasing reliance on prevailing market rents, and by reducing spending on future rental assistance payment contracts by, among other things, limiting the term and rent levels when renewing expiring contracts and by restructuring mortgage debt on those properties where a decline in rental revenues is anticipated. Three Multi-Family Owning Partnerships have had their HUD-insured mortgage debt restructured and other partnerships have applied for restructurings. Due to uncertainty regarding the final policies that will result from these initiatives and numerous other factors that affect each property, which can change over time (including the local real estate market, the provisions of the mortgage debt encumbering the property, prevailing interest rates and the general state of the economy), the Company cannot determine whether these initiatives will have an impact on the Multi-Family Properties and, if there is an impact, whether the impact will be positive or negative.

     Certain of the Multi-Family Owning Partnerships intend to take advantage of the new HUD initiatives and/or improving market conditions to either (i) refinance their HUD-insured mortgages with conventional mortgage financing and/or (ii) sell their Multi-Family Properties.

     In some cases, the Multi-Family Owning Partnerships will make certain improvements to the properties and may not renew rental assistance contracts as part of a strategy to reposition those Multi-Family Properties as market-rate, non-subsidized properties. Seventeen of such MultiFamily Owning Partnerships have refinanced their HUD-insured mortgages with conventional mortgage financing and a number of others have applications for commitments pending. To the extent that any of these Multi-Family Owning Partnerships complete such actions, the Company believes that the ability of the Investing Partnerships relating to the Multi-Family Properties (the "Multi-Family Investing Partnerships") to make payments to the Company on their respective Multi-Family Notes will be enhanced and accelerated. In Fiscal 1998, the Company received $2.6 million of excess refinancing proceeds as holder of the related MultiFamily Notes and expects to receive excess refinancing proceeds from the refinancing of other Multi-Family Properties in Fiscal 1999. However, there can be no assurance that these additional Multi-Family Owning Partnerships will be able to refinance their mortgages or will be able to successfully reposition any of the Multi-Family Properties.

     In addition, one Multi-Family Property and controlling interests in eight Multi-Family Owning Partnerships were sold to third parties in Fiscal 1998. The Company succeeded to these controlling interests by acquiring the collateral securing the related Multi-Family Notes upon such Notes becoming due without being paid and concurrently selling such collateral to Mr. Batchelor. The Company recognized $26.4 million in sale proceeds as a result of these sales in Fiscal 1998. A significant portion of sales proceeds were generated from sales to Mr. Batchelor. Several Multi-Family Owning Partnerships are currently negotiating the terms of offers to purchase their properties. The Company expects to receive additional sale proceeds from any such transactions which occur in Fiscal 1999. There can be no assurance, however, that additional sale transactions will actually close.

     The  future  growth  of the  Company  will  be  based  upon  the  continued
acquisition and Syndication of existing senior living communities and the construction of Development Communities. The Company anticipates that it will acquire between six and twelve existing senior living communities over the next two years. It is anticipated that acquisitions of existing senior living communities will be arranged by utilizing a combination of mortgage financing and Syndications. The Company holds a contract to acquire a senior living community in Denver, Colorado. The Company regularly obtains acquisition mortgage financing from two different commercial mortgage lenders and, in view of its ready access to such mortgage financing, has not sought any specific commitments or letters of intent with regard to future, unidentified acquisitions. Similarly, the Company believes that it has sufficient ability to arrange for acquisitions of existing senior living communities in part by Syndications.

     In a typical Syndication, limited partners agree to pay their capital contributions over a five-year period, and deliver notes representing the portion of their capital contribution that has not been paid in cash. The Company borrows against the notes delivered by limited partners to generate cash when needed, including to pursue its Development Plan and to repay debt.

     The Company anticipates that the proceeds of the Company's initial public offering, funds generated by its business operations and construction mortgage financing will provide sufficient funds to pursue its Development Plan (as described above) for at least six months at the projected rate of development. The capital markets have generally been unaccessible to the Company and other assisted living companies for the purpose of raising additional funds. The Company is exploring additional sources of capital. Due to the fact that the Company anticipates utilizing that portion of the capital raised in its initial public offering and earmarked for new development within the next six months, the Company has scaled back the projected number of Development Communities it expects to begin construction on over the next two years. The Company may increase the projected rate of construction of Development Communities in the future if it is able to secure new sources of capital. The Company intends to use the proceeds of (i) anticipated joint venture arrangements of Development Communities, (ii) refinancings or sale-leasebacks of stabilized Development Communities at higher principal amounts than the original construction financing, (iii) additional long-term leases or similar forms of financing which require the investment of little or no capital on the part of the Company, and/or (iv) funds which may be raised through the issuance of securities, to continue with its Development Plan for more than the next six months at its projected rate of development. There can be no assurance that funds generated by these potential sources will be available or sufficient to complete the Company's Development Plan. In addition, there are a number of circumstances beyond the Company's control and which the Company cannot predict that may result in the Company's financial resources being inadequate to meet its needs. A lack of available funds may require the Company to delay, scale back or eliminate some of the Development Communities that are currently contemplated in its Development Plan.

     The first new Development Communities developed pursuant to the Company's Development Plan are in Texas. The Company has completed construction with mortgage financing and opened four Development Communities in Texas. The Company has commenced construction with mortgage financing on three Development Communities in Texas. The Company has acquired a site in Jackson, Tennessee, has options to acquire sites in Montgomery, Alabama, Knoxville, Tennessee, and Evansville, Indiana, and is actively negotiating to obtain control of additional sites in the Southeast and Midwest. The Company is negotiating with several lenders to obtain financing to develop these sites. The Company anticipates that most of the construction mortgage loans it obtains to finance the development and lease-up costs of new Development Communities will contain terms where the lender will fund up to 80% of such costs, requiring the Company to contribute at least 20% of such costs. The Company has entered into joint venture arrangements with a third party pursuant to which it has sold 50% interests in four Development Communities located in Texas. The Company intends to enter into similar joint venture arrangements with regard to future Development Communities it develops with mortgage financing.

     The Company has, and may in the future, utilize long-term lease financing arrangements to develop and operate new Development Communities. The Company has obtained financing of $37.7 million from Capstone for 100% of the development cost of four Development Communities that are being operated by the Company pursuant to long-term leases with Capstone.


STOCK BUYBACK

     On March 22, 1999, the Board of Directors authorized the Company to purchase up to 300,000 shares of the Company's common stock. As of September 7, 1999, the Company had purchased 254,400 shares at an average price of $5.63 per share.


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

     The Company has separate computer hardware and software systems at each of its Fort Lee, New Jersey and Boca Raton, Florida offices. Each office has an intra-office network. None of the Syndicated Communities or Development Communities are part of a computer network. The Company is using a multi-step approach in conducting its Year 2000 Project. These steps are: inventory, assessment, remediation and testing, and contingency planning. The first step, an inventory of all systems and devices with potential Year 2000 problems has been completed. The next step, an assessment of such inventory to determine the state of Year 2000 readiness for material systems and devices, has also been completed for the Company's two offices and it has been completed at the majority of the Syndicated Communities and Development Communities. The remediation and testing of the Company's software and hardware has already been completed at the Company's two offices. The Company has updated or replaced the following financial and accounting systems with Year 2000 compliant systems: accounting servers and related hardware, accounts payable systems, accounts receivable systems, general ledgers, cash management programs and payroll systems. In addition, the Company has updated its construction server and data base as well as the network software located in the Company's two offices and replaced substantially all of the desk-top personal computers located therein.

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

     Year 2000 Costs - The total cost associated with the Year 2000 Project to become Year 2000 compliant is not expected to be material to the Company's financial position. The Company currently plans to complete the Year 2000 Project by September 30, 1999. The cost of the Company's total Year 2000 Project is based on presently available information. The Company does not separately track the internal costs incurred for the Year 2000 Project. Such costs are principally the related payroll costs for its information systems group. The total remaining cost of the year 2000 Project is estimated at approximately $25,000. Substantially all of this $25,000 is related to the cost to replace software and computers. To date, the Company incurred approximately $40,000 related to the Year 2000 Project. Substantially all of this $40,000 is related to the cost to replace software and computers. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 preparedness and other factors.

     Risks - The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. The Company believes that all material Year 2000 problems which are within its control were corrected by August 31, 1999 and therefore such problems are not anticipated to have a material adverse affect on the Company's financial position and results of operations. Even if the Company successfully remediates its Year 2000 issues, it can be materially and adversely affected by failures of third parties to remediate their own Year 2000 issues. The Company believes that the most reasonably likely worst case scenario is the loss of utility service (telecommunications and power) at the Company's corporate offices, and all or some of the senior living communities it operates. Based upon procedures which are currently in place and the contingency plans which are being prepared and anticipated to be put in place, such a scenario is not expected to have a material adverse affect on the Company's financial position and results of operations.

     Contingency Plans - Contingency plans are anticipated to be prepared so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. Such plans are anticipated to be developed by September 30, 1999. These plans will attempt to mitigate both internal risks as well as potential risks due to business relationships with third parties.

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

                          PART II - OTHER INFORMATION.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The effective date of the registration statements (Nos. 333-05955 and 333-43331) for the Company's initial public offering of its common stock, $.01 par value, was March 13, 1998. The offering commenced on March 16, 1998. The managing underwriter of the offering was Royce Investment Group, Inc. ("Royce"). Pursuant to the offering, the Company sold to the public 2,800,000 shares of its common stock at an initial offering price of $9.50 per share. The aggregate price of the offering registered by the Company was $26.6 million. On April 29, 1998, pursuant to an over-allotment option granted to the underwriters, John Luciani and Bernard M. Rodin (the "Selling Shareholders") each sold 173,030 shares of the Company's common stock to the public at a price of $9.50 per share. The aggregate price of the shares offered by and registered on behalf of the Selling Shareholders was $3.3 million. Under the terms of the offering, the Company incurred underwriting discounts of $1.6 million, and the Selling Shareholders incurred aggregate underwriting discounts of $197,250. The Company incurred the following expenses in connection with the offering: (i) a non-accountable expense allowance paid to Royce in the amount of $798,000, (ii) a consulting fee paid to Royce in the amount of $266,000, and (iii) other expenses related to the offering in the amount of $1.5 million.

     The net proceeds that the Company received as a result of the offering were $22.3 million. As of July 31, 1999, the Company's net proceeds have been used as follows: $11.5 million has been used for the purchase of land and towards the construction of plant, building and facilities and $3.0 million has been used for working capital and the remainder has been used to purchase treasury bills pending application of the funds.


ITEM 5.  OTHER.

     Since June 16, 1999, George Batchelor is the beneficial owner of 6.8% of Grand Court's common stock. Since the beginning of Fiscal 1996 and through July 31, 1999, the following transactions occurred between Mr. Batchelor and Grand
Court: (i) Grand Court borrowed $58.8 million (at stated interest rates ranging from 12% to 15%) from Mr. Batchelor, and repaid $42.8 million of principal amounts of loans and paid $15.4 million of interest and other loan fees to Mr. Batchelor, (ii) Grand Court sold to Mr. Batchelor controlling interests in eight Multi-Family Owning Partnerships for an aggregate consideration of $12.0 million, of which $5.0 million was in cash and the remaining $7.0 million was in the form of a note on which Grand Court has received principal and interest in the amount of $393,839, (iii) Grand Court entered into four joint venture arrangements regarding four Development Communities in which it sold a 50% interest in each of the four Development Communities to Mr. Batchelor for an aggregate consideration of $20.0 million, and (iv) Grand Court sold to Mr.
Batchelor investments in Multi-Family Syndications for an aggregate consideration of $239,425.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits

               Exhibit Number     Description of Exhibit
               --------------     ----------------------
               4.1                Indenture, dated as of June 1, 1999,
                                  among the Company and The Bank of
                                  New York (the "Series B Indenture").
               4.1(a)             Officer's Certificate, dated as of June 1,
                                  1999, under Sections 102, 201 and 301
                                  of the Series B Indenture, with form of
                                  Note attached.
               21                 List of subsidiaries.
               27                 Financial Data Schedule.


         (b)   Reports on Form 8-K
               None.
                                     35

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


                                                GRAND COURT LIFESTYLES, INC.
                                                (Registrant)



                                                /s/ Bernard M. Rodin
                                                --------------------
                                                Bernard M. Rodin
                                                President
                                                and Principal Financial Officer



Dated: September 14,  1999

                                  EXHIBIT INDEX
                                  -------------


4.1 Indenture, dated as of June 1, 1999, among the Company and The Bank of New York (the "Series B Indenture").

4.1(a) Officer's Certificate, dated as of June 1, 1999, under Sections 102, 201 and 301 of the Series B Indenture, with form of Note attached.

21             List of subsidiaries.

27             Financial Data Schedule.