Form 10-Q
period 1999-10-31
GRAND COURT LIFESTYLES INC
filed 1999-12-15
CIK 1016741

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

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

     At December 14, 1999, the Company had 17,504,800 shares of Common Stock, $.01 par value, outstanding.

                          GRAND COURT LIFESTYLES, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE FISCAL QUARTER ENDED OCTOBER 31, 1999

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1:       Financial Statements and Supplementary Data ................... 2

              Consolidated Balance Sheets as of January 31, 1999
              and October 31, 1999 .......................................... 2

              Consolidated Statements of Operations for the three
              and nine months ended October 31, 1998 and 1999 ............... 3

              Consolidated Statements of Cash Flows for the nine
              months ended October 31, 1998 and 1999 ........................ 4

              Notes to Consolidated Financial Statements .................... 5

Item 2:       Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...........................13

Item 3:       Quantitative and Qualitative Disclosures about Market Risk ....34

PART II - OTHER INFORMATION

Item 2:       Changes in Securities and Use of Proceeds .....................35

Item 4:       Submission of Matters to a Vote of Security Holders ...........35

Item 5:       Other .........................................................35

Item 6:       Exhibits and Reports on Form 8-K ..............................37

                         PART I - FINANCIAL INFORMATION



ITEM 1.       FINANCIAL STATEMENTS

GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------
                                                                                                    October 31,
                                                                                 January 31,        (unaudited)
                                                                                    1999                1999
ASSETS

     Cash and cash equivalents..........................................        $   22,784,000     $   11,310,000

     Notes and receivables - net........................................           227,104,000        231,727,000

     Investments in affiliated entities.................................             4,945,000         11,278,000

     Construction-in-progress...........................................            11,617,000         21,566,000

     Property, buildings and equipment - net............................            35,294,000         27,840,000

     Other assets - net.................................................            17,570,000         20,198,000
                                                                                --------------     --------------
         Total assets...................................................        $  319,314,000     $  323,919,000
                                                                                ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

     Loans and accrued interest payable.................................        $  169,781,000     $  182,166,000

     Construction and mortgage loans payable............................            35,286,000         28,875,000

     Notes and commissions payable......................................             4,158,000          2,327,000

     Other liabilities..................................................             5,767,000          5,903,000

     Deferred income....................................................            68,596,000         67,334,000
                                                                                --------------     --------------
         Total liabilities..............................................           283,588,000        286,605,000
                                                                                --------------     --------------

Commitments and contingencies...........................................

Minority interest.......................................................                    --          3,140,000

Stockholders' equity....................................................

     Preferred Stock, $.001 par value - authorized, 15,000,000 shares;
     none issued and outstanding........................................                    --                 --

     Common Stock, $.01 par value - shares authorized
     40,000,000 ; shares issued 17,800,000 .............................               178,000            178,000

     Paid-in capital....................................................            73,451,000         75,053,000

     Treasury stock - 295,200 shares at cost                                                --         (1,580,000)

     Accumulated deficit................................................           (37,903,000)       (39,477,000)
                                                                                --------------     --------------
         Total stockholders' equity.....................................            35,726,000         34,174,000
                                                                                --------------     --------------
              Total liabilities and stockholders' equity................        $  319,314,000     $  323,919,000
                                                                                ==============     ==============

See Notes to Consolidated Financial Statements.



GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------
                                                         Three months ended                Nine months ended
                                                             October 31,                      October 31,
                                                             (unaudited)                      (unaudited)

                                                        1998            1999             1998             1999
                                                        ----            ----             ----             ----
Revenues:

   Sales.........................................    $  9,113,000    $   8,424,000   $ 27,074,000     $ 45,277,000

   Syndication fee income........................       1,868,000        1,231,000      5,955,000        4,709,000

   Deferred income earned........................         207,000          155,000        622,000          466,000

   Interest income...............................       2,623,000        5,881,000     10,110,000       10,533,000

   Property management fees from related
    parties......................................         650,000          648,000      2,362,000        2,572,000

   Equity in earnings/loss in affiliated entities         166,000         (251,000)       488,000         (114,000)

   Senior living revenues........................       1,478,000        2,515,000      3,067,000        6,407,000

   Other income..................................             --           406,000      1,350,000          406,000
                                                      -----------    -------------   ------------     ------------
                                                       16,105,000       19,009,000     51,028,000       70,256,000
                                                      -----------    -------------   ------------     ------------

   Cost and Expenses:

   Cost of sales.................................       5,380,000        7,268,000     23,956,000       26,456,000

   Selling.......................................       1,457,000        1,033,000      5,089,000        3,887,000

   Interest......................................       5,691,000        5,367,000     16,441,000       16,107,000

   General and administrative....................       2,442,000        3,280,000      7,616,000        9,447,000

   Loss on impairment of notes and
    receivables..................................              --        2,112,000             --        2,825,000

   Senior living operating expenses..............       1,941,000        2,735,000      4,106,000        7,830,000

   Officers' compensation........................         300,000          300,000        900,000          900,000

   Depreciation and amortization.................       1,536,000        1,593,000      3,924,000        4,378,000
                                                     ------------    -------------   ------------     ------------
                                                       18,747,000       23,688,000     62,032,000       71,830,000
                                                     ------------    -------------   ------------     ------------
   Net loss......................................    $ (2,642,000)   $  (4,679,000)  $(11,004,000)    $ (1,574,000)
                                                     ============    =============   ============     ============
   Loss  per common share (basic and
    diluted).....................................    $       (.15)            (.27)          (.63)    $       (.09)
                                                     ============    =============   ============     ============
   Weighted average common shares................      17,800,000     17,536,000       17,338,000       17,667,000
                                                     ============    =============   ============     ============


See Notes to Consolidated Financial Statements.


GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
                                                                             Nine months ended October 31,
                                                                                     (unaudited)
                                                                            ---------------------------------------

                                                                                  1998                   1999
                                                                                  ----                   ----

Cash flows used from operating activities:
   Net loss .........................................................       $    (11,004,000)     $     (1,574,000)
                                                                            ----------------      -----------------

Adjustments to reconcile net loss to net cash used by operating activities:

   Loss on impairment of notes and receivables.......................                     --             2,825,000

   Depreciation and amortization.....................................              3,924,000             4,378,000

   Cancellation of indebtedness......................................                     --            (4,500,000)

   Deferred income earned............................................               (622,000)             (466,000)

   Write off of receivables............................................              367,000               479,000

Changes in operating assets and liabilities:

   Accrued interest on notes and receivables ........................                307,000             4,705,000

   Notes and receivables.............................................            (11,906,000)          (10,550,000)

   Commissions payable...............................................                237,000              (126,000)

   Other liabilities.................................................              3,787,000               136,000

   Deferred income...................................................              1,856,000              (796,000)
                                                                            ----------------      ----------------
                                                                                  (2,050,000)           (3,915,000)
                                                                            ----------------      ----------------
   Net cash used by operating activities.............................            (13,054,000)           (5,489,000)
                                                                            ----------------      ----------------

Cash flows used from investing activities:

   Increase in investments...........................................               (782,000)             (740,000)

   Cost of investment sold...........................................                     --             5,816,000

   Building, furniture and equipment.................................             (9,437,000)          (23,990,000)

   Construction in progress..........................................             (7,744,000)          (16,433,000)

   Minority interest.................................................                     --             3,140,000
                                                                            ----------------      ----------------
   Net cash used by investing activities.............................            (17,963,000)          (32,207,000)
                                                                            ----------------      ----------------
Cash flows provided by financing activities:

   Payments on loans payable.........................................            (27,439,000)          (32,503,000)

   Proceeds from loans payable ......................................             40,399,000            49,388,000

   Proceeds from construction and mortgage loans payable.............              9,893,000            28,882,000

   Payments on construction and mortgage loans payable...............                     --            (9,258,000)

   Decrease (increase) in other assets...............................              1,158,000            (7,002,000)

   Payments of notes payable.........................................               (207,000)           (1,705,000)

   Proceeds from notes
    payable..............................................................            329,000                    --

   Purchase of treasury stock........................................                     --            (1,580,000)

   Net proceeds from initial public offering ........................             22,289,000                    --
                                                                            ----------------      ----------------
   Net cash provided by financing activities.........................             46,422,000            26,222,000
                                                                            ----------------      ----------------
   (Decrease) increase in cash and cash equivalents..................             15,405,000           (11,474,000)

   Cash and cash equivalents, beginning of period....................             11,964,000            22,784,000
                                                                            ----------------      ----------------
   Cash and cash equivalents, end of period........................               27,369,000            11,310,000
                                                                            ================      ================
Supplemental information:

   Interest paid.....................................................       $     15,995,000      $     16,872,000
                                                                            ================      ================
                                                                            $                     $      1,602,000
                                                                            ================      ================
   Non-cash capital contribution.....................................

See Notes to Consolidated Financial Statements.



GRAND COURT LIFESTYLES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1999
--------------------------------------------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

     The accompanying consolidated financial statements of Grand Court Lifestyles, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated financial statements as of and for the periods ended October 31, 1998 and 1999 are unaudited. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. Certain amounts in the prior period have been reclassified to conform with current year presentation. These consolidated financial statements should be read in connection with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999. Capitalized terms used but not defined herein shall have the same meanings as set forth in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1999. The Company has no items of comprehensive income.

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

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INVESTMENTS--Historically, the Company retained a 1% general partnership interest in the Owning Partnership and a 1% general partnership interest in the Investing Partnership of the Syndicated senior living communities and accounted for such interests under the equity method of accounting. Under this method, the Company records its share of income and loss of the entity as well as any distributions or contributions as a decrease or increase, respectively, to its investment account. In recent Syndications, the Company has been retaining a 50% general partnership interest in the Owning Partnership. The Company consolidates these Owning Partnerships into its consolidated financial statements.

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

     In April 1999, the Company entered into joint venture arrangements regarding four completed Development Communities which were not developed with the Capstone financing. Two of such joint venture arrangements were effective as of April 1, 1999 and the other two were effective as of May 1, 1999. Pursuant to each joint venture arrangement, the Company sold a 50% interest in the Development Communities to Mr. George Batchelor (see Item
     5 of Part II). The Company realized a profit from each of the sales and earns management fees for managing each of the communities. Mr. Batchelor has the right to terminate the Company's management upon thirty days written notice. Mr. Batchelor receives a cumulative priority return on his investment from all cash flow generated by the community and any excess cash flow is shared 50% by the Company and 50% by Mr. Batchelor. The Development Communities that are subject to joint venture arrangements are not consolidated into the Company's consolidated financial statements. Instead, the Company recognizes its investment in these Development Communities under the equity method of accounting.

     In addition, the Company has commenced construction on three additional Development Communities. The Company is currently Syndicating one of these three additional Development Communities.

3.   CAPITALIZATION

     In March 1998, in an initial public offering of its common stock, the Company sold 2,800,000 shares of its common stock at a price of $9.50 per share. The net proceeds, after deducting for all offering expenses, that the Company received as a result of this offering was $22,300,000. The Company intends to use approximately $19,300,000 of the net proceeds to finance the development of new senior living communities and the remaining $3,000,000 for working capital. As of October 31, 1999, $12,300,000 has been used to finance the development of new senior living communities and $3,000,000 has been used for working capital. The capital markets have generally been inaccessible to the Company and other assisted living companies for the purposes of raising additional funds. In addition, the Company and other assisted living companies are experiencing longer than anticipated rent-up periods in their newly developed facilities. In view of the foregoing, the Company had previously scaled back the projected number of Development Communities it expected to begin construction on over the next few years and is presently considering further reducing the pace of, or suspending, additional new construction activity. To the extent this occurs, the balance of net proceeds, will be used for working capital purposes. The Company purchases treasury bills as temporary investments with the remaining net proceeds pending application of such funds to the intended uses.

     In March 1999, the Board of Directors authorized the Company to purchase up to 300,000 shares of the Company's common stock at prevailing rates. As of October 31, 1999, the Company purchased 295,200 of such shares.

4.   COMMITMENTS AND CONTINGENCIES

     The Company rents office space under a lease expiring February 2000. Annual rent under such lease is approximately $206,000. The Company entered into a ten year lease for additional office space, commencing September 1, 1991. The annual rent is approximately $330,000.

     The Company's revenues have been, and are expected to continue to be, primarily derived from the sales of partnership interests ("Syndications") of partnerships it organizes to acquire existing senior living communities (each, an "Owning Partnership"). In a typical Syndication, the Company identifies a senior living community suitable for acquisition and forms an Owning Partnership (in which it is the managing general partner and initially owns all of the partnership interests) to acquire the property. Another partnership (the "Investing Partnership") is also formed (in which the Company is also the general partner with a 1% interest) to purchase from the Company a 99% partnership interest in the Owning Partnership (the "Purchased Interest"), leaving the Company with a 1% interest in the Owning Partnership and a 1% interest in the Investing Partnership. The Company accounts for these general partnership interests using the equity method of accounting. The purchase price for the Purchased Interest is paid in part in cash and in part by a note from the Investing Partnership with a term of approximately five years ( a "Purchase Note"). Limited partners purchase partnership interests in the Investing Partnership by agreeing to make capital contributions to the Investing Partnership over approximately five years. These capital contributions enable the Investing Partnership to pay the purchase price for the Purchased Interest, including the Purchase Note. The limited partners are entitled to receive, for a period not to exceed five years, distributions equal to between 11% and 12% per annum of their then paid-in scheduled capital contributions. Although the Company incurs certain costs in connection with acquiring a community and arranging for the Syndication of partnership interests, the Company makes a profit on the sale of the Purchased Interest. In addition, as part of the purchase price for the Purchased Interest paid by the Investing Partnership, the Company receives a 40% interest in sale and refinancing proceeds after certain priority payments to the limited partners. The Company also enters into a management contract with the Owning Partnership pursuant to which the Company agrees to manage the senior living community. As part of the management fee arrangements, the management contract requires the Company, for a period not to exceed five years, to pay to the Owning Partnership (to the extent that cash flows generated by the property are insufficient) amounts sufficient to fund (i) any operating cash deficiencies of such Owning Partnership and (ii) any part of such 11% to 12% return not paid from cash flow from the related property (collectively, the "Management Contract Obligations"). The Company, therefore, has no direct obligation to pay specified returns to limited partners. Rather, the Company is obligated pursuant to the management contract to pay to the Owning Partnership amounts sufficient to make the specified returns to the limited partners, to the extent the cash flows generated by the property are insufficient to do so. The Owning Partnership then distributes these amounts to the Investing Partnership which, in turn, distributes these amounts to the limited partners. As a result of the Management Contract Obligations, the Company bears the risks of operations and financial viability of the related property for such five-year period. The management contract, however, rewards the Company for successful management of the property by allowing the Company to retain any cash flow generated by the property in excess of the amount needed to satisfy the Management Contract Obligations as an incentive management fee. After the initial five-year period, the limited partners are entitled to the same specified rate of return, but only to the extent there is sufficient cash flow from the property, and any amounts of cash flow available after payment of the specified return to limited partners are shared as follows: 40% to the Company as an incentive management fee and 60% for distribution to the limited partners. In recent Syndications, Grand Court has been selling 50% partnership interests rather than 99% partnership interests. In view of the fact that Grand Court retains all excess cash flow above its Management Contract Obligations, this change in the percentage of partnership interests sold does not affect the economic relationship between the parties for the first five years of the Syndication transaction. After the first five years, Grand Court's share of the excess of cash flow over the amount necessary to make the specified rate of return to the limited partners and its share of any sale or refinancing proceeds increases to 50% rather than 40% and the limited partners are entitled to a reduced specified rate of return to the extent there is sufficient cash flow from the Syndicated Community. Grand Court anticipates that future Syndications will continue to involve the sale of 50% partnership interests. Grand Court consolidates the Owning Partnerships in which it retains a 50% interest into its consolidated financial statements. The management contract is not terminable during this initial five-year period and is terminable thereafter by either party upon thirty to sixty days notice. The Company has arranged for the acquisition of the Syndicated senior living communities that it manages by utilizing mortgage financing and by arranging for Syndications of Investing Partnerships formed to acquire interests in the Owning Partnerships that own the senior living communities. The Syndicated senior living communities managed by the Company are owned by the respective Owning Partnerships and not by the Company. The Company is the managing general partner of all but one of the Owning Partnerships and manages all of the senior living communities in its portfolio. The Company is the general partner of most of the senior living Investing Partnerships. The mortgage financing of the Syndicated Communities and Syndicated Multi-Family Properties are generally without recourse to the general credit or assets of the Company except with respect to certain specified obligations, including, for example, costs incurred for the correction of hazardous environmental conditions. However, except for such non-recourse obligations, as a general partner, the Company, or a wholly-owned entity formed solely to be the general partner, is fully liable for all partnership obligations, including those presently unknown or unobserved, and unknown or future environmental liabilities. The cost of any such obligations or claims, if partially or wholly borne by the Company, could adversely affect the Company's business, operating results and financial condition. Although most of the mortgage loans are non-recourse, (i) the Company is liable as a general partner for approximately $12,641,000 in principal amount of mortgage debt relating to six Syndicated Communities and (ii) wholly-owned entities of the Company (each of whose only asset is a specific general partnership interest) are liable as general partners for approximately $48,921,000 in principal amount of mortgage debt relating to eleven Syndicated Communities managed by the Company as of October 31, 1999. In the case of the general partner liabilities of the wholly-owned entities (each of whose only asset is a specific general partnership interest), the only assets of the Company at risk of loss are the general partnership interests in the wholly-owned entities. The Company fully guarantees the mortgage debt relating to four Syndicated Communities in the amount of $13,400,000.

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

     As part of the Company's development program, on September 18, 1996 the Company entered into a master development agreement with Capstone pursuant to which Capstone funded 100% of the development cost of four Development Communities. The Capstone arrangement provides that the Company will operate these four Development Communities pursuant to long-term operating leases with Capstone, which leases were entered into upon the completion of construction and the satisfaction of certain other conditions. The initial term of each lease is 15 years with five-year extension options. The cumulative annual rent which the Company is obligated to pay to Capstone for the four Development Communities is $3,792,000.

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

6.   SEGMENT REPORTING

     The Company views its business in the following three segments:

1. Syndication - Revenues are comprised of sales, syndication fee income, property management fees, interest income, deferred income earned and equity in earnings from partnerships relating to the Syndicated Communities which the Company retained a 1% general partnership interest in the Owning Partnership and a 1% general partnership interest in the Investing Partnership. In recent Syndications, the Company has been selling a 50% partnership interest in the Owning Partnership. As a result, senior living revenues derived from these Owning Partnerships will be a source of revenues.

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

                         Three months ended          Nine months ended
                             October 31,                October 31,
                      -------------------------- ---------------------------

                         1998          1999         1998          1999
                      ------------ ------------- ------------ --------------

REVENUES
Syndication (a)        $11,797,000  $11,398,000  $35,879,000    $34,094,000
Multi-family (b)           207,000      155,000      622,000        466,000

New Development          1,478,000    1,575,000    4,417,000     25,163,000
                       -----------  -----------  -----------    -----------
Combined Segments      $13,482,000  $13,128,000  $40,918,000    $59,723,000
                       ===========  ===========  ===========    ===========

INTEREST INCOME
Syndication            $   934,000   $  907,000  $ 3,449,000    $ 3,080,000
Multi-family             1,529,000    4,922,000    5,994,000      7,271,000
New
Development                160,000       52,000      667,000        182,000
                       -----------  -----------  -----------    -----------
Combined Segments      $ 2,623,000    5,881,000  $10,110,000    $10,533,000
                       ===========  ===========  ===========    ===========


OPERATING PROFIT (LOSS) (C)

Syndication            $2,309,000   $ (690,000)  $   281,000    $ 3,214,000

Multi-family           (3,350,000)  (1,914,000)   (8,735,000)   (10,413,000)
New
Development            (1,601,000)  (2,075,000)   (2,550,000)     5,625,000
                       -----------  -----------  -----------    -----------

Combined Segments      (2,642,000)  $(4,679,000) $(11,004,000)  $(1,574,000)
                       ===========  ===========  =============  ===========


                          Three months ended         Nine months ended
                              October 31,               October 31,
                       ------------------------  --------------------------

                           1998        1999          1998         1999
                       ----------- ------------ ------------- ------------

INTEREST EXPENSE
Syndication            $1,205,000    $1,890,000   $3,436,000    $ 3,728,000
Multi-family            3,733,000     2,987,000   11,017,000     10,857,000
New
Development               753,000       490,000    1,988,000      1,522,000
                       ----------    ----------   ----------    -----------
Combined
Segments               $5,691,000    $5,367,000  $16,441,000    $16,107,000
                       ==========    ==========  ===========    ===========

DEPRECIATION AND AMORTIZATION
Syndication            $  214,000    $  222,000   $  421,000    $   571,000
Multi-family            1,056,000     1,104,000    2,812,000      3,061,000
New
Development               266,000       267,000      691,000        746,000
                       ----------    ----------  -----------    -----------
Combined
Segments               $1,536,000   $ 1,593,000  $ 3,924,000    $ 4,378,000
                       ==========   ===========  ===========    ===========

CAPITAL EXPENDITURES

Syndication            $       --   $14,628,000  $       --     $23,640,000

Multi-family                   --            --          --              --

New
Development             4,750,000     5,942,000   17,181,000     16,783,000
                       ----------   -----------  -----------    -----------
Combined
Segments               $4,750,000   $20,570,000  $17,181,000    $40,423,000
                       ==========   ===========  ===========    ===========



                         Three months ended         Nine months ended
                            October 31,                October 31,
                     ------------- ------------- ------------ ------------

                         1998          1999         1998         1999
                     ------------- ------------- ------------ ------------

GROSS ASSETS

Syndication          $ 33,323,000   $52,533,000   $33,323,000  $ 52,533,000

Multi-family          236,944,000   232,214,000   236,944,000   232,214,000

New Development        65,050,000    39,172,000    65,050,000    39,172,000
                     ------------  ------------  ------------  ------------

Combined Segments    $335,317,000  $323,919,000  $335,317,000  $323,919,000
                     ============  ============  ============  ============

(a) Includes non-cash income comprised of equity in earnings from affiliated entities.

(b)  Includes non-cash income comprised of deferred income earned.

(c) Includes the allocation of certain expenses based upon either gross revenues or gross assets to the individual segments.

7.   SUMMARY INFORMATION

     The Company has entered into four joint venture arrangements regarding four completed Development Communities. Two of such joint venture arrangements were effective as of April 1, 1999 and the other two arrangements were effective as of May 1, 1999. Pursuant to the joint venture arrangements, the Company sold 50% interests in the Development Communities. The Company has recorded its retained interests in the joint venture arrangements under the equity method of accounting. Such retained interests are included in the "Investments in affiliated entities" line on the Company's consolidated balance sheet and the Company's share of the loss from such interests is included in the "Equity in earnings/loss in affiliated entities" line item on the Company's consolidated statements of operations as of and for the three and nine months ended October 31, 1999. The Development Communities subject to joint venture agreements were in their initial lease up period or still under construction during the same periods last year. The following sets forth the unaudited combined financial information of the joint ventures as of and for the nine months ended October 31, 1999.


ASSETS

Cash                                                  $       1,269,000
Property, building and equipment-net                         39,691,000
Other assets                                                    144,000
                                                      -----------------
                                                      $      41,104,000
                                                      =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Construction and mortgage loans payable               $      28,704,000
Notes payable                                                   113,000
Other liabilities                                             1,099,000
Stockholders' equity                                         11,188,000
                                                      -----------------
                                                      $      41,104,000
                                                      =================

REVENUES

Senior living revenues                                $       3,866,000
                                                      -----------------

EXPENSES

Senior living operating expenses                      $       3,566,000
Interest                                                      1,611,000
Depreciation                                                    607,000
                                                      -----------------
                                                              5,784,000
Net loss                                              $      (1,918,000)
                                                      =================

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

     4.   The potential impact of recent net losses.

     5. The impact of mortgage defaults and/or foreclosures relating to Multi-Family Properties (as defined below) on the Company's ability to collect on its Multi-Family Notes (as defined below).

     6. Governmental regulatory actions and initiatives, including, without limitation, those relating to healthcare laws, benefiting disabled persons, government mortgage insurance and subsidy programs, environmental requirements and safety requirements.

     7. The ability to attract seniors with sufficient resources to pay for the Company's services.

     8. The need for the Company to utilize cash from operations and to obtain additional financing to pursue its Development Plan.

     9. The Company's ability to identify suitable development opportunities, pursue such opportunities, complete development, lease-up and effectively operate the Development Communities.

     10. The ability of the Company to obtain sufficient joint venture capital for its Development Program on favorable terms.

     11. Changes in anticipated construction costs, operating expenses and start-up losses relating to the Company's new Development Plan.

     12. Unanticipated delays in the Company's Development Plan, including, without limitation, permitting, licensing and construction delays.

     13. Changes in general economic conditions, including, but not limited to, factors particularly affecting real estate and the capital markets, including, but not limited to, changes in interest rates.

     14. Changes in operating costs of senior living communities, including, without limitation, staffing and labor costs.

     15.  The Company's ability to attract and retain qualified personnel.

     16.  Competitive factors affecting the long-term care services industry.

     17. The potential recourse and guarantee obligations of the Company, including, without limitation, the correction of hazardous environmental conditions relating to the mortgage financing of the senior living communities.

     18. The potential liabilities arising from the Company's status as the general partner of Syndicated Communities.

     19. The potential impact of computer related Year 2000 problems on the Company's operations, including the ability of the Company and material third parties to identify and/or address all material Year 2000 issues and implement contingency plans.

OVERVIEW

     The Company is a fully-integrated provider of senior living accommodations and services which acquires, develops and manages senior living communities which provide independent and assisted-living services. The Company's revenues have been, and are expected to continue to be, primarily derived from the sales of partnership interests ("Syndications") of partnerships it organizes to acquire real properties. Since 1986, the Company has focused on the acquisition and Syndication of existing senior living communities ("Syndicated Communities"). The Company has established a new development program (the "Development Plan") pursuant to which it is building new senior living communities which offer independent and assisted living services ("Development Communities"). Except as described below, the Company currently owns the Development Communities pursuant to joint venture arrangements or operates such communities pursuant to long-term leases. While the Company has recently derived substantial revenues from entering into joint venture arrangements for Development Communities constructed pursuant to the Development Plan, the Company is considering further reducing the pace of, or suspending, the construction of additional Development Communities pursuant to the Development Plan.

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

     The Company has instituted a Development Plan pursuant to which it has completed construction of and opened eight Development Communities as of October 1999, and has commenced construction on three additional communities. During the next two years of the plan, the Company intends to commence construction on between two and four additional Development Communities. The Company plans to own pursuant to joint venture arrangements or lease pursuant to long-term operating leases or similar arrangements the Development Communities that are being developed under the plan. One of these three communities under construction, however, is being Syndicated on terms substantially the same as those for the recently Syndicated Communities, and therefore will be treated as a Syndicated Community for accounting purposes. Grand Court does not currently intend to Syndicate (i) the other two Development Communities which are under construction or (ii) any additional Development Communities constructed pursuant to the Plan. The Company will manage and operate each of the Development Communities. The Company estimates that the cost of developing each of the new Development Communities (including reserves necessary to carry the community through its lease-up period) utilizing mortgage financing will be approximately $10.5 million. The Company expects to complete the construction of the remaining three Development Communities under construction by the end of Fiscal 1999. These three Development Communities, along with the eight communities already completed pursuant to the Development Plan, contain an aggregate of 1,488 senior living apartment units. The two to four additional new communities which the Company intends to commence construction on over the next two years will contain between 252 and 514 additional senior living apartment units. To the extent the Company continues with its Development Plan, the Company will use the remaining portion of the proceeds of the Company's initial public offering which occurred in March, 1998, funds generated by its business operations, mortgage construction financing, the proceeds of joint venture arrangements for, anticipated refinancings of construction financing on, and/or sale-leasebacks of, completed Development Communities, and may complete additional new issuances of debt or equity securities to finance the development, construction and initial operating costs of additional Development Communities. Four of the completed Development Communities are being operated by the Company pursuant to long-term leases. The Company may use additional long-term leases or similar arrangements which require the investment of little or no capital on the part of the Company, to the extent necessary to proceed with this Development Plan. In April 1999, the Company entered into joint venture arrangements regarding four completed Development Communities, two of such joint venture arrangements being effective as of April 1, 1999 and the other two being effective May 1, 1999. Pursuant to each joint venture arrangement, the Company sold a 50% interest in a Development Community to Mr. Batchelor. The Company realized a profit from each of the sales and earns management fees for managing each of the communities. Mr. Batchelor has the right to terminate the Company's management upon thirty days' written notice. Mr. Batchelor receives a cumulative priority return on his investment from all cash flow generated by the community and any excess cash flow is shared 50% by the Company and 50% by the third party. The Company no longer consolidates these Development Communities into its consolidated financial statements but recognizes its investment in these Development Communities under the equity method of accounting.

     The capital markets have generally been inaccessible to the Company and other assisted living companies for the purpose of raising additional funds. The Company is exploring additional sources of capital. In addition, the Company and other assisted living companies have experienced longer than anticipated rent-up periods for newly constructed communities. In view of the foregoing, the Company had previously scaled back the projected number of Development Communities it expected to begin construction on over the next two years to between six and twelve new communities. The Company has further reduced the projected number of Development Communities to between two and four new communities and is considering a suspension of the Development Plan.

     The Company and Capstone recently amended the four Capstone leases adjusting the Company's net worth covenant and the various debt coverage covenants at each of the Development Communities operated under long-term leases with Capstone. This amendment reduced, for the period through March 31, 2000, the tangible net worth which the Company must maintain to $19.2 million, the Company's current tangible net worth. But for this amendment, the Company would be in default under the terms of the Capstone leases and such defaults would have caused cross-defaults in many of the Company's other debt obligations. The Company and Capstone have agreed to readdress the minimum net worth covenant for the period subsequent to March 31, 2000. Although the Company believes it will be able to renegotiate the net worth covenant for the period subsequent to March 31, 2000, if the Company does not succeed in renegotiating this covenant, it will likely be in default under the Capstone leases after March 31, 2000. Such a default would cause cross-defaults in many of the Company's other debt obligations.

EARNINGS

     The Company recorded a net loss of $4.7 million and $1.6 million for the three and nine months ended October 31, 1999, compared to a net loss of $2.6 million and $11.0 million for the three and nine months ended October 31, 1998. Approximately $2.1 million of the loss for the third quarter of 1999 was attributable to the Company's new development segment, approximately $1.9 million of the loss was attributable to the multi-family segment and approximately $700,000 of the loss was attributable to the syndication segment. Included in the third quarter loss of $4.7 million, were non-cash items of $3.7 million, consisting primarily of depreciation, amortization and losses on impairment of notes and receivables.

     In the nine months ended October 31, 1999, the Company recognized profits of $3.2 million from the syndication segment and, due to the entering into joint venture arrangements, profits of $5.6 million from the new development segment of the Company's business. These profits partially offset losses of $10.4 million from the multi-family segment. Included in the nine-month loss of $1.6 million were non-cash items of $7.2 million, consisting primarily of depreciation, amortization and losses on impairment of notes and receivables

Results of Operations

o    Revenues - Overview

     Total revenues for the three months ended October 31, 1999 were $19.0 million as compared to $16.1 million for the three months ended October 31, 1998 representing an increase of $2.9 million or 18.0%. Total revenues for the nine months ended October 31, 1999 were $70.3 million as compared to $51.0 million for the nine months ended October 31, 1998 representing an increase of $19.3 million or 37.8%.

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


                                      THREE MONTHS ENDED OCTOBER 31,          NINE MONTHS ENDED OCTOBER 31,
                                           1998               1999                1998                 1999
                                           ----               ----                ----                 ----

Sales.........................       $    9,113,000     $    8,424,000     $     27,074,000     $     25,277,000

Syndication fee income........            1,868,000          1,231,000            5,955,000            4,709,000

Interest income...............              934,000            907,000            3,449,000            3,080,000

Property management fees in
  related parties.............              650,000            648,000            2,362,000            2,572,000

Senior living revenues........                   --            916,000                   --              951,000

Equity in earnings in
  affiliated entities.........              166,000            179,000              488,000              585,000
                                     --------------     --------------     ----------------     ----------------
Total revenues................           12,731,000         12,305,000           39,328,000           37,174,000
                                     ==============     ==============     ================     ================

Cost of sales.................            5,380,000          7,268,000           23,956,000           20,162,000

Selling.......................            1,457,000          1,033,000            4,671,000            3,619,000

Interest expense..............            1,205,000          1,890,000            3,436,000            3,728,000

General and administrative....            1,930,000          2,006,000            5,870,000            4,999,000

Officers' compensation........              236,000            186,000              693,000              476,000

Senior living operating expenses                 --            390,000                   --              405,000

Depreciation and amortization.              214,000            222,000              421,000              571,000
                                     --------------     --------------     ----------------     ----------------
Total costs and expenses......           10,422,000         12,995,000           39,047,000           33,960,000
                                     --------------     --------------     ----------------     ----------------
Net (loss) income ............       $    2,309,000     $     (690,000)    $        281,000     $      3,214,000
                                     ==============     ===============    ================     ================

     Sales for the three months ended October 31, 1999 were $8.4 million as compared to $9.1 million for the three months ended October 31, 1998, representing a decrease of $700,000 or 7.7%. Sales for the nine months ended October 31, 1999 were $25.3 million as compared to $27.1 million for the nine months ended October 31, 1998, representing a decrease of $1.8 million or 6.6%. The decreases were attributable to the sale of fewer partnership units in the three and nine months ended October 31, 1999 as compared to the three and nine months ended October 31, 1998.

     The primary factors that affect the number of partnership units available for sale are (i) the availability of senior living communities for Syndication,
(ii) the terms of the Syndications and (iii) the initial cash flow of the senior living communities being Syndicated. More favorable Syndication terms along with a greater initial cash flow of the Syndicated Communities will yield a greater number of units available to be sold. Syndication terms become more favorable for the Company if there is an increase in the ratio of (a) the purchase price paid to the Company by the Investing Partnership for its interest in the Operating Partnership to (b) the initial cash flow of the Syndicated Community. The Syndications completed in the three and nine months ended October 31, 1999 had more favorable Syndication terms as offset by lower initial cash flows at the communities than the Syndications completed in the three and nine months ended October 31, 1998.

     Syndication fee income for the three months ended October 31, 1999 was $1.2 million as compared to $1.9 million for the three months ended October 31, 1998, representing a decrease of $700,000 or 36.8%. Syndication fee income for the nine months ended October 31, 1999 was $4.7 million as compared to $6.0 million for the nine months ended October 31, 1998, representing a decrease of $1.3 million or 21.7%. The decreases are primarily attributable to a decrease in the average commission rate resulting in less commissions paid on a lower sales volume in the nine months ended October 31, 1999 as compared to the nine months ended October 31, 1998.

     Interest income did not materially change in the three months ended October 31, 1999 as compared to the three months ended October 31, 1998. Interest income was $3.1 million in the nine months ended October 31, 1999 as compared to $3.4 million in the nine months ended October 31, 1998, representing a decrease of $300,000 or 8.8%. The decrease is primarily attributable to less interest recognized on Senior Living Notes in the nine months ended October 31, 1999 as compared to the nine months ended October 31, 1998 due to a reduction in the outstanding principal balance of Senior Living Notes during the three and nine months ended October 31, 1999.

     Senior living revenue of $900,000 and $1.0 million for the three and nine months ended October 31, 1999 and senior living operating expenses of $400,000 and $400,000 for the three and nine months ended October 31, 1999 are derived from the Syndicated Communities in which the Company owns a 50% general partnership interest in the Owning Partnerships. Due to the Company retaining a 50% general partnership interest, the Company consolidates the related Owning Partnerships into the Company's consolidated financial statements.

     Cost of sales (which includes (i) the cash portion of the purchase price for Syndicated Communities plus related transaction costs and expenses, (ii) any payments with respect to Management Contract Obligations other than payments relating to previously established deferred income liabilities and (iii) any increases in deferred income liabilities established in the relevant periods) for the three months ended October 31, 1999 was $7.3 million as compared to $5.4 million for the three months ended October 31, 1998, representing an increase of

$1.9 million or 35.2%. The increase is primarily attributable to increased funding of Management Contract Obligations for Syndicated Communities as partially offset by a reduction in the aggregate cash portion of the purchase price plus related transaction costs and expenses incurred by the Company in the three month period ended October 31, 1999 as compared to the three months ended October 31, 1998. Cost of sales for the nine months ended October 31, 1999 was $20.2 million as compared to $24.0 million in the nine months ended October 31, 1998, representing a decrease of $3.8 million or 15.8%. The decrease is primarily attributable to a reduction in the aggregate cash portion of the purchase price plus related transaction costs and expenses as partially offset by increased funding of Management Contract Obligations in the nine months ended October 31, 1999 as compared to the nine months ended October 31, 1998. The decrease in the aggregate cash portion of the purchase price is due to the fact that, beginning in the second quarter of Fiscal 1999, the Company began selling 50% partnership interests in its Syndications. Therefore, the Company recognized as a cost of sales only 50% of the aggregate cash portion of the purchase price as compared to approximately 98% of such amounts for Syndications completed in prior periods. The communities Syndicated in the three months ended October 31, 1999 had less favorable acquisition terms (in view of the relationship between the cumulative initial cash flows generated by the properties and the cumulative purchase prices paid for such properties) and had less favorable mortgage financing than the communities Syndicated in the three months ended October 31, 1998. The communities Syndicated in the nine months ended October 31, 1999 had less favorable acquisition terms as partially offset by more favorable mortgage financing than the communities Syndicated in the nine months ended October 31, 1998.

     Several factors, including the decline of the real estate market in the late 1980's and early 1990's, which resulted in a number of distressed property sales and limited competition from other prospective purchasers, allowed the Company to acquire existing senior living communities at such time on relatively favorable terms. Mortgage financing, however, was generally either not available or available only on relatively unattractive terms during this period, which made acquisitions more difficult because they either required large outlays of cash or the use of mortgage financing on relatively unfavorable terms. In recent years, several factors have contributed towards a trend of less favorable terms for acquisitions of senior living communities, including a recovery in the market for senior living communities and increased competition from other prospective purchasers of senior living communities. The Company acquired senior living communities on less favorable terms in the three months and nine months ended October 31, 1999 as compared to the three months and nine months ended October 31, 1998. The Company believes that the general trend towards less favorable acquisition terms experienced in the past will continue in the future. In recent years, however, the Company has been able to obtain mortgage financing for a greater percentage of the purchase price and with more favorable terms (i.e., lower interest rates and longer amortization periods) than in previous years. This factor, combined with an overall reduction of interest rates, has partially offset the factors that have led to more unfavorable acquisition terms. A significant change in these or other factors (including, in particular, a significant rise in interest rates) could continue to prevent the Company from acquiring and Syndicating senior living communities on terms favorable enough to offset the start-up losses of the Development Communities as well as the Company's debt service obligations, Management Contract Obligations and overhead expenses.

     Selling expenses for the three months ended October 31, 1999 was $1.0 million as compared to $1.5 million for the three months ended October 31, 1998, representing a decrease of $500,000 or 33.3%. Selling expenses for the nine months ended October 31, 1999 was $3.6 million as compared to $4.7 million in the nine months ended October 31, 1998, representing a decrease of $1.1 million or 23.4%. The decreases are primarily attributable to a reduction in the average commission rates resulting in less commissions paid on lower sales volume for the Syndications completed in the three and nine months ended October 31, 1999 as compared to the three and nine months ended October 31, 1998.

o    Multi-Family Properties

     Revenues from this segment are comprised of interest income on the Multi-Family Notes and recognition of deferred income from pre-1986 Multi-Family Syndications, which income is being recognized on the installment method.


                                       THREE MONTHS ENDED OCTOBER 31,            NINE MONTHS ENDED OCTOBER 31,
                                          1998              1999                  1998                   1999
                                          ----              ----                  ----                   ----

Deferred income earned..........      $      207,000   $      155,000     $       622,000        $       466,000

Interest income.................           1,529,000        4,922,000           5,994,000              7,271,000
                                      --------------   --------------     ---------------        ---------------
Total Revenues..................           1,736,000        5,077,000           6,616,000              7,737,000
                                      ==============   ==============     ===============        ===============

Selling.........................                  --               --             418,000                268,000

Interest expense................           3,733,000        2,987,000          11,017,000             10,857,000

General and administrative......             264,000          720,000             987,000              1,040,000

Loss on impairment of notes and
  receivables ..................                  --        2,112,000                  --              2,825,000

Officers compensation...........              33,000           68,000             117,000                 99,000

Depreciation and
  amortization..................           1,056,000        1,104,000           2,812,000              3,061,000
                                      --------------   --------------     ---------------        ---------------
Total costs and expenses........           5,086,000        6,991,000          15,351,000             18,150,000
                                      --------------   --------------     ---------------        ---------------
Net loss........................      $   (3,350,000)  $   (1,914,000)    $    (8,735,000)       $   (10,413,000)
                                      ==============   ==============     ===============        ===============


     Interest income in the three months ended October 31, 1999 was $4.9 million as compared to $1.5 million in the three months ended October 31, 1998, representing an increase of $3.4 million or 226.7%. Interest income in the nine months ended October 31, 1999 was $7.3 million as compared to $6.0 million in the nine months ended October 31, 1998, representing an increase of $1.3 million or 21.7%. The increases are attributable to the receipt by the Company of additional interest payments on Multi-Family Notes (in the form of the cancellation of $4.5 million of indebtedness owed by the Company to Mr. Batchelor, see Item 5 of Part II) from twelve Investing Partnerships due to the receipt of sales proceeds from the sale to Mr. Batchelor of limited partnership interests in the three and nine months ended October 31, 1999, as partially offset by (i) a decrease in Investor Note payments received by the Company, which payments the Company receives as interest on the related Multi-Family Notes, in the three and nine months ended October 31, 1999 as compared to the three and nine months ended October 31, 1998 and (ii) the receipt of excess proceeds from the refinancing of the mortgage debt on six Multi-Family Properties in the nine months ended October 31, 1998 as compared to no such refinancings in the three and nine months ended October 31, 1999. The outstanding balance of Investor Notes relating to Multi-Family
Syndications which matured in Fiscal 1999 was less than the balance which matured in Fiscal 1998. This trend will continue until all of the Investor
Notes relating to Multi-Family Syndications have matured in January, 2000.

     In the three and nine months ended October 31, 1999, two Multi-Family Owning Partnerships whose mortgages were in default lost their properties through mortgage foreclosures. As a result, the Company realized a non-cash loss on impairment of notes receivables of $700,000 in the three months ended October 31, 1999 and $1.4 million in the nine months ended October 31, 1999 which represent the recorded value of such Multi-Family Notes and related receivables, net of established reserves. John Luciani, Bernard M. Rodin and an entity owned by them transferred additional assets to the Investing Partnerships which issued such Multi-Family Notes to provide additional collateral for said notes and the related receivables. As a result of this contribution of additional assets, the Company recorded a capital contribution of $700,000 in the three months ended October 31, 1999 and $1.6 million in the nine months ended October 31, 1999 based upon the fair value of the contributed assets. The Company believes that the foreclosures will not effect its ability to collect these new notes and the Company no longer deems these notes to be impaired. There was no loss on impairment of notes and receivables in the three and nine months ended October 31, 1998. The Company has established additional reserves of $1.4 million in the three and nine months ended October 31, 1999.

o    Development Communities

     Revenues from this segment are derived from senior living rental revenues from the Development Communities operated by the Company pursuant to long term leases and from sales, management fees and equity earnings (losses) from the Development Communities subject to joint venture arrangements.




                                      THREE MONTHS ENDED OCTOBER 31,           NINE MONTHS ENDED OCTOBER 31,
                                            1998                 1999                1998               1999
                                            ----                 ----                ----               ----

Sales.........................     $              --    $              --   $              --   $     20,000,000

Senior living revenues........             1,478,000            1,599,000           3,067,000          5,456,000

Other income..................                    --              406,000           1,350,000            406,000

Equity in earnings in
  affiliated entities.........                    --             (430,000)                 --           (699,000)

Interest income...............               160,000               52,000             667,000            182,000
                                   -----------------    -----------------   -----------------   ----------------
Total revenues................             1,638,000            1,627,000           5,084,000         25,345,000
                                   =================    =================   =================   ================

Costs of sales................                    --                   --                  --          6,294,000

Senior living operating expenses           1,941,000            2,345,000           4,106,000          7,425,000

Interest expense..............               753,000              490,000           1,988,000          1,522,000

General and administrative....               248,000              554,000             759,000          3,408,000

Officers compensation.........                31,000               46,000              90,000            325,000

Depreciation and amortization.               266,000              267,000             691,000            746,000
                                   -----------------    -----------------   -----------------   ----------------
Total costs and expenses......             3,239,000            3,702,000           7,634,000         19,720,000
                                   -----------------    -----------------   -----------------   ----------------
Net (loss) income.............     $      (1,601,000)   $      (2,075,000)  $      (2,550,000)  $      5,625,000
                                   =================    ==================  =================   ================

     In April 1999, the Company entered into joint venture arrangements regarding four completed Development Communities. Two of the joint venture arrangements were effective as of April 1, 1999 and the other two arrangements were effective as of May 1, 1999. Pursuant to each joint venture arrangement, the Company sold a 50% interest in a Development Communities to Mr. Batchelor. As a result, the Company recognized sales of $20.0 million in the nine months ended October 31, 1999. The costs of such interests were $6.3 million. The Company no longer consolidates the Development Communities subject to the joint venture arrangements into its consolidated financial statements but rather reflects its share of the income (loss) under the equity method of accounting. In the three and nine months ended October 31, 1999, the Company's share of the losses amounted to $430,000 and $699,000, respectively. The average occupancy of the Development Communities subject to joint venture arrangements which are in their initial lease-up phase, including a property which was not placed into service until July 1, 1999 was 65% for the nine month period ended October 31, 1999.

     Senior living revenues and operating expenses currently represent the rental and ancillary revenues and expenses generated by the Development Communities the Company operates pursuant to long-term leases. In the three and nine months ended October 31, 1998, these items also included the revenues and expenses of the Development Communities owned by the Company prior to the Company entering into joint venture arrangements effective in April and May of 1999. The Company realized senior living revenues of $1.6 million in the three months ended October 31, 1999 as compared to $1.5 million in the three months ended October 31, 1998, representing an increase of $100,000 or 6.7%. The Company realized senior living revenues of $5.5 million in the nine months ended October 31, 1999 as compared to $3.1. million in the nine months ended October 31, 1998, representing an increase of $2.4 million or 77.4%. The senior living operating expenses were $2.3 million in the three months ended October 31, 1999 as compared to $1.9 million in the three months ended October 31, 1998, representing an increase of $400,000 or 21.1%. The senior living operating expenses for the nine months ended October 31, 1999 was $7.4 million as compared to $4.1 million in the nine months ended October 31, 1998, representing an increase of $3.3 million or 80.5%. The increases in senior living rental revenues and expenses are primarily attributable to the Development Communities operated pursuant to long-term leases being in service with an increasing occupancy rate for all of the three and nine months ended October 31, 1999 as opposed to the same Development Communities being in service for only part of the three and nine months ended October 31, 1998, as partially offset by the Development Communities that are now subject to joint venture arrangements no longer being consolidated into the Company's financial statements for the three and nine months ended October 31, 1999 but being consolidated into the Company's financial statements for the three and nine months ended October 31, 1998. The average occupancy of the Development Communities operated pursuant to long-term leases was 66.7% for the nine month period ended October 31, 1999. These communities were in their initial lease-up period during the nine month period ended October 31, 1999.

     Other income of $400,000 in the three and nine months ended October 31, 1999 represents a developer's fee earned by the Company in connection with a single Development Community which is currently owned by the Company subject to a joint venture arrangement. Other income of $1.4 million in the nine months ended October 31, 1998 represents developer's fees earned by the Company in connection with the four Development Communities which the Company operates pursuant to long-term leases. There was no other income in the three months ended October 31, 1999.

Expenses - Overview

     The following expenses were allocated to each segment for reporting purposes based upon either gross revenues or gross assets. The Company, however, does not view these expenses as segment related but rather on a Company wide basis.

     General and administrative expenses were $3.3 million in the three months ended October 31, 1999 as compared to $2.4 million in the three months ended October 31, 1998, representing an increase of $900,000 or 37.5%. General and administrative expenses were $9.4 million in the nine months ended October 31, 1999 as compared to $7.6 million in the nine months ended October 31, 1998, representing an increase of $1.8 million or 23.7%. The increases are primarily attributable to increases in salary costs, professional fees and other office costs relating to (i) the acquisition of the Company's portfolio of Syndicated Communities; (ii) the management of the Company's portfolio of Syndicated Communities; and (iii) the development and management of the Company's portfolio of Development Communities. These portfolios, in the aggregate, were larger in the three and nine months ended October 31, 1999 than in the three and nine months ended October 31, 1998. Also contributing to the increase in general and administrative expenses was the write off of certain miscellaneous receivables in the amount of $479,000 of which $120,000 was due from affiliates, in the three and nine months ended October 31, 1999 which the Company does not anticipate collecting.

     Depreciation and amortization consists of (i) amortization of deferred loan costs incurred in connection with debt issuances, (ii) amortization of leasehold costs incurred in connection with four Development Communities which the Company operates pursuant to long-term leases, and (iii) depreciation of building, furniture and equipment of Development Communities which the Company previously owned directly and currently owns pursuant to joint venture arrangements; and
(iv) depreciation of building and furniture of Syndicated Communities which the Company retained a 50% general partnership interest in the Owning Partnership. Depreciation and amortization did not materially change in the three months ended October 31, 1999 as compared to the three months ended October 31, 1998. Depreciation and amortization was $4.4 million in the nine months ended October 31, 1999 as compared to $3.9 million in the nine months ended October 31, 1998, representing an increase of $500,000 or 12.8%. The increase is primarily attributable to (i) the increase in amortization of deferred loan costs due to additional debt incurred by the Company, (ii) the amortization of leasehold costs associated with the four Development Communities operated by the Company pursuant to long-term leases, and (iii) the depreciation of buildings, furniture and equipment associated with the Development Communities owned by the Company prior to the Company entering into joint venture arrangements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has financed operations through cash flow generated by operations, Syndications and borrowings consisting of Investor Note Debt, Unsecured Debt, Mortgage Debt and Debenture Debt. The Company's principal liquidity requirements are for debt service obligations, Management Contract Obligations, payment of operating expenses and costs associated with the Development Plan.

     Cash flows used by operating activities for the nine months ended October 31, 1999 were $5.5 million and were comprised of (i) a net loss of $1.6 million plus (ii) adjustments for non-cash items of $2.7 million less (iii) the net change in operating assets and liabilities of $6.6 million. The adjustments for non-cash items are comprised of a non-cash loss on impairment of notes and receivables of $2.8 million, depreciation and amortization of $4.4 million, a write-off of uncollected receivables of $500,000, as offset by cancellation of indebtedness of $4.5 million and the recognition of $500,000 of deferred income. Cash flows used by operating activities for the nine months ended October 31, 1998 were $13.0 million and were comprised of (i) net loss of $11.0 million plus
(ii) adjustments for non-cash items of $3.7 million less (iii) the net change in operating assets and liabilities of $5.7 million. The adjustments for non-cash items are comprised of depreciation and amortization of $3.9 million, the write-off of uncollected receivables of $400,000, as offset by the recognition of $600,000 of deferred income.

     Net cash used by investing activities for the nine months ended October 31, 1999 of $32.2 million was comprised of an increase of building, furniture and equipment of $24.0 million, an increase in the cost of the Development Communities of $16.4 million, an increase in investments in general partner interests in senior living communities of $700,000 less the recovery on cost of investment of $5.8 million less minority interest of $3.1 million. Net cash used by investing activities for the nine months ended October 31, 1998 of $17.9 million was comprised of an increase in building, furniture and equipment of $9.4 million, an increase in the cost of the Development Communities of $7.7 million, and an increase in investments in general partner interests in senior living communities of $800,000.

     Net cash provided by financing activities for the nine months ended October 31, 1999 of $26.2 million was comprised of (i) proceeds from the issuance of new debt of $49.4 million less debt repayments of $32.5 million plus (ii) proceeds from construction and mortgage financing of $28.9 million less repayments of $9.3 million, less (iii) payments of notes payable of $1.7 million less (iv) the increase in other assets of $7.0 million less (v) the purchase of treasury stock of $1.6 million. Net cash provided by financing activities for the nine months ended October 31, 1998 of $46.4 million was comprised of (i) proceeds from the issuance of new debt of $40.4 million less debt repayments of $27.4 million plus
(ii) proceeds from construction and mortgage financings of $9.9 million, less
(iii) payments of notes payable of $200,000 plus (iv) proceeds from notes payable of $300,000 plus (v) the decrease in other assets of $1.2 million plus
(vi) the net proceeds from the initial public offering of $22.2 million.

     At January 31, 1999, the Company had total indebtedness, excluding accrued interest, construction mortgages and mortgage indebtedness on the Syndicated Communities, of $168.8 million, consisting of $69.8 million of Debenture Debt, $72.5 million of unsecured debt, $5.0 million of mortgage debt and $21.5 million of Investor Note Debt. The Company had cash and cash equivalents at January 31, 1999 of $22.8 million. As of October 31, 1999, the Company decreased Investor Note Debt from $21.5 million to $19.6 million, decreased Unsecured Debt from $72.5 to $70.0 million and increased Debenture Debt from $69.8 million to $86.5 million. As a result, the total indebtedness, excluding accrued interest, construction mortgages, and mortgage indebtedness on the Syndicated Communities, increased from $168.8 million to $181.1 million. The Company had cash and cash equivalents at October 31, 1999 of $11.3 million.

     Of the principal amount of total indebtedness at January 31, 1999 described above, $29.4 million becomes due in the fiscal year ending January 31, 2000; $35.3 million becomes due in the fiscal year ending January 31, 2001; $38.3 million becomes due in the fiscal year ending January 31, 2002; $22.1 million becomes due in the fiscal year ending January 31, 2003; $10.1 million becomes due in the fiscal year ending January 31, 2004, and the balance of $33.6 million becomes due thereafter. Of the amount maturing in the fiscal year ending January 31, 2000, $1.9 million is Investor Note Debt, all of which the Company repaid through the collection of Investor Notes. The balance, approximately $27.5 million, includes $7.9 million of Debenture Debt and $19.6 million of unsecured debt of which $23.3 million has been repaid through the issuance of new Debenture Debt. The Company expects to repay a portion of the remaining debt maturing in the current year with funds generated by the Company's business operations and the balance of the indebtedness through the issuance of new debt.

     First mortgage loans were obtained to finance approximately 80% of the cost of developing seven Development Communities. The interest rate on three of the loans equals the 30-day LIBOR plus 2 3/4% per annum. The fourth loan bears interest at the 30-day LIBOR plus 2 1/2% per annum. The fifth loan bears interest at the lender's prime rate plus 1.5% per annum. The sixth and seventh loans bear interest at the lender's prime rate for the first fifteen months and then converts to LIBOR plus 2 3/4% per annum for the following twenty-four months. These loans mature between January, 2000 and May, 2002. As of October 31, 1999, total funding under such first mortgage loans amounted to $41.5 million. In April, 1999, the Company entered into joint venture arrangements regarding four completed Development Communities. Two of the joint venture arrangements were effective as of April 1, 1999. The other two transactions were effective as of May 1, 1999. As a result, the Company did not reflect the mortgages relating to these Development Communities on its consolidated financial statements as of October 31, 1999. At October 31, 1999, the total construction mortgages reflected in the Company's consolidated financial statements was $12.8 million. The Company has guaranteed the mortgages on the Development Communities subject to joint venture arrangements and such guarantees remain in effect. The Company intends to pursue similar joint venture arrangements regarding the additional Development Communities currently under construction and is Syndicating a Development Community which is nearing completion of construction. The Company intends to increase its construction loans payable to the extent it continues to pursue its Development Plan.

     The Company's debt obligations contain various covenants and default provisions, including provisions relating to, in some obligations, certain Partnerships, Owning Partnerships or affiliates of the Company. Certain obligations of the Company require the Company to maintain a net worth of $30 million. Pursuant to one obligation, the Company is required to maintain a tangible net worth of no less than $19.2 million. At October 31, 1999, the Company had a net worth of $34.2 million and a tangible net worth of $19.2 million. Certain obligations of the Company contain covenants requiring the Company to maintain maximum ratios of the Company's liabilities to its net worth. At October 31, 1999, the most restrictive covenants requires the Company to maintain a ratio of liabilities to consolidated net worth of no more than 10 to 1. At October 31, 1999, the Company's ratio was 6.4 to 1. In addition, certain obligations of the Company provide that an event of default will arise upon the occurrence of a material adverse change in the financial condition of the Company or upon a default in other obligations of the Company.

     The Company has utilized mortgage financing and Syndications to arrange for the acquisitions of the Syndicated Communities which it operates. It intends to continue this practice for future acquisitions of Syndicated Communities. The limited partners are entitled to receive for a period not to exceed five-years specified distributions equal to 11% to 12% per annum of their then paid-in scheduled capital contributions. Pursuant to the management contracts with the Owning Partnerships, for such five-year period, the Company has Management Contract Obligations. During the nine months ended October 31, 1999, the Syndicated Communities with respect to which the Company had such Management Contract Obligations distributed to the Company, after payment of all operating expenses and debt service, an aggregate of $6.5 million, for application to the Company's Management Contract Obligations. During such period, the Company's Management Contract Obligations exceeded such distributions by an aggregate of $11.9 million. The $11.9 million of funding that was required in respect to Management Contract Obligations in the nine months ended October 31, 1999 was primarily attributable to (i) an increase in the scheduled capital contributions by the limited partners on which the Company is required to pay the specified rate of return, (ii) a decrease in the average occupancy of certain Syndicated Communities in the Company's portfolio, and (iii) an increase in operating expenses of the same Syndicated Communities.

     The aggregate gross amount of Management Contract Obligations relating solely to returns to limited partners based on existing management contracts (before considering the cash flow from the properties) is $3.4 million for the remaining portion of Fiscal 1999, which will increase to $21.5 million in Fiscal 2000, and decrease to $18.2 million in Fiscal 2001, decrease to $11.2 million in Fiscal 2002, decrease to $5.9 million in Fiscal 2003 and decrease to $2.0 million in Fiscal 2004. Such amounts of Management Contract Obligations are calculated based upon all remaining scheduled capital contributions with respect to fiscal years 1999 through 2004. Actual amounts of Management Contract Obligations in respect of such contracts will vary based upon the timing and amount of such capital contributions. Furthermore, such amounts of Management Contract Obligations are calculated without regard to Management Contract Obligations relating to future Syndications.

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

     The initial five-year term of the management contracts and the related Management Contract Obligations have expired for thirteen Owning Partnerships and their seventeen related Investing Partnerships. Although the Company has no obligation to fund operating shortfalls after the five-year term of the management contracts, as of October 31, 1999, the Company had advanced an aggregate of approximately $3.8 million of which $1.6 million was funded in the nine months ended October 31, 1999, to seven of these Owning Partnerships to fund operating shortfalls. All such advances are recorded in the "notes and receivables" on the Company's Consolidated Balance Sheet.

     In the past, limited partners have been allowed to prepay capital contributions. The percentage of the prepayments received upon the closings of the sales of limited partnership interests in Investing Partnerships was 81.8% for the nine months ended October 31, 1999. Prepayments of capital contributions do not result in the prepayment of the related Purchase Notes held by the Company. Instead, such amounts are loaned to the Company by the Investing Partnership. As a result of such loans and the crediting provisions of the related purchase agreements, the Company records the Purchase Notes net of such loans. Therefore, these prepayments act to reduce the recorded value of the Company's note receivables and reduce interest income received by the Company. Pursuant to the terms of the Syndication offerings, the Company has the option not to accept future prepayments by limited partners of capital contributions. The Company anticipates that it will continue to accept prepayments by limited partners of capital contributions.

     As of October 31, 1999, the Company holds 157 Purchase Notes ("Multi-Family Notes") which are secured by controlling interests in Multi-Family Owning Partnerships which own 118 multi-family properties that were Syndicated by the Company prior to 1986 (the "Multi-Family Properties"). Although it has no obligation to do so, the Company has also made advances to various Multi-Family Owning Partnerships to support the operation of their properties, which advances are included in the "notes and receivables" recorded on the Company's Consolidated Balance Sheet. The Multi-Family Notes and related advances entitle the Company to receive all cash flow and sale or refinancing proceeds generated by the respective Multi-Family Property until the Multi-Family Note and related advances are satisfied. As of October 31, 1999, the recorded value, net of deferred income, of Multi-Family Notes was $99.6 million. All but approximately $5.1 million of the $60.7 million of advances included in the "notes and receivable" recorded on the Company's Consolidated Balance Sheet as of October 31, 1999 relate to advances to Multi-Family Owning Partnerships.

     In Fiscal 1999, two former Multi-Family Owning Partnerships whose mortgages were in default lost their properties through foreclosure. As a result, the Company realized a non-cash loss of $700,000 in the second quarter of Fiscal 1999 and a non-cash loss of $700,000 in the third quarter of Fiscal 1999. Both losses represent the recorded value of the related notes and receivables, net of established reserves. John Luciani, Bernard M. Rodin and an entity controlled by them contributed additional collateral for these related notes and the receivables. As a result of this contribution of additional assets, the Company recorded capital contributions of $1.6 million based upon the fair value of the additional collateral. In view of the contribution of the additional collateral, the Company believes that these foreclosures will not effect its ability to collect these new notes and that these new notes are no longer impaired.

     Twelve of the Multi-Family Owning Partnerships are currently in default on their respective mortgages. Six of these Owning Partnerships have obtained workout agreements with terms of from one to nine years. HUD's policies regarding the granting of workout agreements have become more restrictive in recent years and there can be no assurance that HUD will renew these workout agreements or restructure the related mortgage debt when these workout agreements expire. Within the last twelve months HUD has taken steps to foreclose on the remaining six Multi-Family Owning Partnerships whose mortgages are in default and do not have workout agreements. Three of these six Multi-Family Owning Partnerships are negotiating with HUD to obtain mortgage restructurings to cure the defaults. The recorded value of these receivables, net of established reserves, is $5.1 million. One of these six Multi-Family

Owning Partnerships is negotiating with a mortgage lender to cure its default by refinancing its mortgage. The recorded value of this receivable, net of established reserves, is $3.0 million. In addition, two of these six Multi-Family Owning Partnerships have entered into contracts to sell their properties. The recorded value of these receivables, net of established reserves, is $1.1 million. It is possible that the twelve Multi-Family Owing Partnerships currently in default on their mortgages will lose their properties through foreclosure. In addition, there can be no assurance that other Multi-Family Owning Partnerships will not default on their mortgages or lose their properties through foreclosure. As of October 31, 1999, the recorded value, net of deferred income, of the Multi-Family Notes and related advances held by the Company relating to the twelve Multi-Family Owning Partnerships still in default was $22.2 million. The Company has established reserves of $5.0 million to address the possibility that these Multi-Family Notes and related advances may not be collected in full. It should be noted that in Fiscal 1998 and previous years, six Multi-Family Owning Partnerships whose mortgages had been in default cured those defaults by refinancing their mortgages with new mortgage financings and now have fully performing mortgages. The Company neither owns nor manages the Multi-Family Properties, nor is it the general partner of any Multi-Family Partnerships but rather holds the related Multi-Family Notes and related advances relating to Multi-Family Properties as receivables. The Company, therefore, has no liability in connection with these mortgage defaults.

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

     HUD has introduced various initiatives to restructure its housing subsidy programs by increasing reliance on prevailing market rents and by reducing spending on future rental assistance payment contracts by, among other things, limiting the term and rent levels when renewing expiring contracts and by restructuring mortgage debt on those properties where a decline in rental revenues is anticipated. Three Multi-Family Owning Partnerships have had their HUD-insured mortgage debt restructured, three additional Multi-Family Owning Partnerships have received commitments for mortgage debt restructuring and other partnerships have applied for restructurings. Due to uncertainty regarding the final policies that will result from these initiatives and numerous other factors that affect each property, which can change over time (including the local real estate market, the provisions of the mortgage debt encumbering the property, prevailing interest rates and the general state of the economy), the Company cannot determine whether these initiatives will have an impact on the Multi-Family Properties and, if there is an impact, whether the impact will be positive or negative.

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

     In addition, one Multi-Family Property and controlling interests in eight Multi-Family Owning Partnerships were sold to third parties in Fiscal 1998. The Company succeeded to these controlling interests by acquiring the collateral securing the related Multi-Family Notes upon such Notes becoming due without being paid and concurrently selling such collateral to Mr. Batchelor. The Company recognized $26.4 million in sale proceeds as a result of these sales in Fiscal 1998. A significant portion of sales proceeds were generated from sales to Mr. Batchelor. In the third quarter of fiscal 1999, the Company received $4.5 million (in the form of the cancellation of indebtedness owed by the Company to Mr. Batchelor) as interest income from twelve Multi-Family Investing Partnerships as the result of Mr. Batchelor purchasing limited partnership interests. In addition, two Multi-Family Owning Partnerships have entered into contracts with other third parties to sell their properties and several other Multi-Family Owning Partnerships are currently negotiating the terms of offers to purchase their properties. The Company expects to receive additional sale proceeds from all of these transactions. There can be no assurance, however, that additional sale transactions will actually close.

     The future growth of the Company will be based upon the continued acquisition and Syndication of existing senior living communities and, to the extent the Development Plan is continued, the construction of Development Communities. The Company anticipates that it will acquire between six and twelve existing senior living communities over the next two years. It is anticipated that acquisitions of existing senior living communities will be arranged by utilizing a combination of mortgage financing and Syndications. The Company has entered into a contract to acquire a senior living community in Salt Lake City, Utah. The Company regularly obtains acquisition mortgage financing from two different commercial mortgage lenders and, in view of its ready access to such mortgage financing, has not sought any specific commitments or letters of intent with regard to future, unidentified acquisitions. Similarly, the Company believes that it has sufficient ability to arrange for acquisitions of existing senior living communities in part by Syndications.

     In a typical Syndication, limited partners agree to pay their capital contributions over a five-year period, and deliver notes representing the portion of their capital contribution that has not been paid in cash. The Company borrows against the notes delivered by limited partners to generate cash when needed, including to pursue its Development Plan and to repay debt.

     The capital markets have generally been inaccessible to the Company and other assisted living companies for the purpose of raising additional funds. The Company is exploring additional sources of capital. In addition, the Company and other assisted living companies have experienced longer than anticipated rent-up periods for newly constructed communities. In view of the foregoing, the Company had previously scaled back the projected number of Development Communities it expected to begin construction on over the next two years to between six and twelve new communities. The Company has further reduced the projected number of Development Communities to between two and four new communities and is considering a suspension of the Development Plan. The Company may increase the projected rate of construction of Development Communities in the future if it is able to secure new sources of capital and experiences faster rent-up of vacant units. To the extent the Company pursues the Development Plan, the Company intends to use the proceeds of (i) anticipated joint venture arrangements of Development Communities, (ii) refinancings or sale-leasebacks of stabilized Development Communities at higher principal amounts than the original construction financing, (iii) additional long-term leases or similar forms of financing which require the investment of little or no capital on the part of the Company, and/or (iv) funds which may be raised through the issuance of securities, to continue with its Development Plan for more than the next six months at its projected rate of development. There can be no assurance that funds generated by these potential sources will be available or sufficient to complete the Company's Development Plan. In addition, there are a number of circumstances beyond the Company's control and which the Company cannot predict that may result in the Company's financial resources being inadequate to meet its needs.

     The first new Development Communities developed pursuant to the Company's Development Plan are in Texas. The Company has completed construction with mortgage financing and opened four Development Communities in Texas. The Company has commenced construction with mortgage financing on three Development Communities in Texas. The Company has acquired a site in Jackson, Tennessee, has options to acquire sites in Montgomery, Alabama, Knoxville, Tennessee, and Evansville, Indiana. The Company anticipates that most of the construction mortgage loans it obtains to finance the development and lease-up costs of new Development Communities will contain terms where the lender will fund up to 80% of such costs, requiring the Company to contribute at least 20% of such costs. The Company has entered into joint venture arrangements with Mr. Batchelor pursuant to which it has sold 50% interests in four Development Communities located in Texas. The Company intends to enter into similar joint venture arrangements with regard to future Development Communities it develops with mortgage financing.

     The Company has, and may in the future, utilize long-term lease financing arrangements to develop and operate new Development Communities. The Company has obtained financing of $37.7 million from Capstone for 100% of the development cost of four Development Communities that are being operated by the Company pursuant to long-term leases with Capstone.

STOCK BUYBACK

     On March 22, 1999, the Board of Directors authorized the Company to purchase up to 300,000 shares of the Company's common stock. As of December 14, 1999, the Company had purchased 295,200 shares at an average price of $5.35 per share.

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

The Company has therefore initiated efforts with key third parties to assess and wherever possible remediate Year 2000 issues. In most cases, the Company will be relying upon statements from such entities as to the Year 2000 readiness of their systems and will not attempt any independent verification. To date, the Company has received responses from a majority of its key third parties. The Company has not been made aware of any key third party that will not be Year 2000 ready. Notwithstanding the information provided by the Company, the Company cannot predict the outcome of other companies' remediation efforts.

     Year 2000 Costs - The total cost associated with the Year 2000 Project to become Year 2000 compliant is not expected to be material to the Company's financial position. The cost of the Company's total Year 2000 Project is based on presently available information. The Company does not separately track the internal costs incurred for the Year 2000 Project. Such costs are principally the related payroll costs for its information systems group. The total remaining cost of the year 2000 Project is estimated at approximately $20,000. Substantially all of this $20,000 is related to the cost to replace software and/or add computers. To date, the Company incurred approximately $65,000 related to the Year 2000 Project. Substantially all of this $65,000 is related to the cost to replace software and computers. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third parties' Year 2000 preparedness and other factors.

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

     Contingency Plans - Contingency plans are being prepared so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. These plans will attempt to mitigate both internal risks as well as potential risks due to business relationships with third parties.

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

     The net proceeds that the Company received as a result of the offering were $22.3 million. As of October 31, 1999, the Company's net proceeds have been used as follows: $12.3 million has been used for the purchase of land and towards the construction of plant, building and facilities and $3.0 million has been used for working capital and the remainder has been used to purchase treasury bills pending application of the funds.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On August 31, 1999 the Company held its Annual Meeting of Stockholders (the "Meeting"). At the Meeting, the following individuals were elected as directors:
John Luciani by 16,526,420 by votes "for" and 24,100 votes to withhold authority; Bernard M. Rodin by 16,527,170 votes "for" and 23,350 votes to withhold authority; John W. Luciani III by 16,527,170 votes "for" and 23,350 votes to withhold authority; Sidney Dworkin by 16,525,170 votes "for" and 25,350 votes to withhold authority; Walter Feldesman by 16,522,670 votes "for" and 27,850 votes to withhold authority; and Leslie E. Goodman by 16,527,170 votes "for" and 23,350 votes to withhold authority.

ITEM 5.  OTHER.

     Since June 16, 1999, George Batchelor is the beneficial owner of greater than 5% of Grand Court's common stock. Since the beginning of Fiscal 1996 and through October 31, 1999, the following transactions occurred between Mr. Batchelor and Grand Court:

     (i) Grand Court borrowed $58.8 million (at stated interest rates ranging from 12% to 15%) from Mr. Batchelor, and repaid $47.3 million of principal amounts of loans and paid $16.8 million of interest and other loan fees to Mr. Batchelor;

     (ii) Grand Court sold to Mr. Batchelor controlling interests in eight Multi-Family Owning Partnerships for an aggregate consideration of $12.0 million, of which $5.0 million was in cash and the remaining $7.0 million was in the form of a note on which Grand Court has received principal and interest in the amount of $562,627;

     (iii) Grand Court entered into four joint venture arrangements regarding four Development Communities in which it sold a 50% interest in each of the four Development Communities to Mr. Batchelor for an aggregate consideration of $20.0 million;

     (iv) Grand Court sold to Mr. Batchelor investments in Multi-Family Syndications for an aggregate consideration of $239,425; and

     (v) Mr. Batchelor purchased limited partnership interests in twelve Multi-Family Investing Partnerships from investors for $4.5 million to be paid to such partnerships. Such Multi-Family Investing Partnerships would have been required to remit such $4.5 million to the Company as interest payable on Multi-Family Notes. In lieu of such payment, $4.5 million of unrelated indebtedness of the Company to Mr. Batchelor was cancelled. For accounting purposes, this transaction is recorded as the receipt of $4.5 million of interest income from the twelve Multi-Family Investing Partnerships.

     Bernard M. Rodin, who co-founded the Company with John Luciani, died on October 25, 1999. At the time of his death, Mr. Rodin was the President, Chief Financial Officer and Chief Operating Officer of the Company, as well as a Director, member of the Audit Committee of the Board and holder of approximately 39% of the outstanding shares of the Company's common stock.

     On November 5, 1999, the Board elected John W. Luciani III as President. Prior thereto, Mr. Luciani was the Company's Executive Vice President. Mr. Luciani continues as a Director. On the same date, the Company's Board appointed Paul Jawin to the Board and elected Mr. Jawin as Chief Operating Officer. Prior thereto, Mr. Jawin was the Company's General Counsel and a Senior Vice President. In addition, the Board elected Catherine V. Merlino, formerly Chief Accounting Officer, as Chief Financial Officer. Ms. Merlino continues as a Vice President. The Board also elected Keith Marlowe as a Vice President and appointed him General Counsel. Mr. Marlowe continues as Secretary.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits


         Exhibit Number                       Description of Exhibit
         --------------                       ----------------------

           27                                 Financial Data Schedule.

     (b) Reports on Form 8-K

         A Form 8-K describing the death of Bernard M. Rodin and the appointment of certain officers and directors was filed on November 10, 1999.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GRAND COURT LIFESTYLES, INC.
                                           (Registrant)


                                           /s/ Catherine V. Merlino
                                           -------------------------
                                           Catherine V. Merlino
                                           Principal Financial Officer


Dated: December 15, 1999

                                 EXHIBIT INDEX
                                 -------------


27      Financial Data Schedule.